Form 10-K
period 2023-12-31
Invesco Galaxy Bitcoin ETF
filed 2024-03-08
CIK 1855781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 333-255175

Invesco Galaxy Bitcoin ETF

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	88-6155978 (IRS Employer Identification No.)

3500 Lacey Road, Suite 700 Downers Grove, Illinois (Address of principal executive offices)	60515 (Zip Code)

(800) 983-0903 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares of Beneficial Interest	BTCO	Cboe BZX Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: N/A

Number of Common Shares of Beneficial Interest outstanding as of January 31, 2024: 7,055,000

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Report that address activities, events or developments that will or may occur in the future, including such matters as movements in the digital asset markets, the Trust’s operations, the Sponsor’s plans and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, technology developments regarding the use of bitcoin and other digital assets, including the systems used by the Sponsor and the Trust’s Bitcoin Custodian in their provision of services to the Trust, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this Report, including in Part I, Item 1A. “Risk Factors” and other SEC filings by the Trust, as well as general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other economic and political developments. Consequently, all the forward-looking statements made in this Report are qualified by these cautionary statements, and there can be no assurance that actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of its Shares. None of the Trust, the Sponsor, or the Trustee or their respective affiliates is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

ii

PART I

ITEM 1. BUSINESS

Overview

Invesco Galaxy Bitcoin ETF (the “Trust”) is a Delaware statutory trust, formed on April 5, 2021 pursuant to the Delaware Statutory Trust Act (“DSTA”). The Trust continuously issues common shares representing fractional undivided beneficial interest in and ownership of the Trust. The Trust operates pursuant to its Second Amended and Restated Declaration of Trust and Trust Agreement, dated as of January 5, 2024 (the “Trust Agreement”). Delaware Trust Company, a Delaware trust company, is the Delaware trustee of the Trust (the “Trustee”). The Trust is managed and controlled by Invesco Capital Management LLC (the “Sponsor”). On December 18, 2023, Invesco Ltd., the Seed Capital Investor, subject to certain conditions, purchased 4,000 Shares in exchange for $100,000, which comprise the initial purchase of the Trust’s Shares. The Trust has an unlimited number of shares authorized for issuance.

The Trust’s investment objective is to reflect the performance of the spot price of bitcoin as measured using the Lukka Prime Bitcoin Reference Rate (the “Benchmark”), less the Trust’s expenses and other liabilities.

In seeking to achieve its investment objective, the Trust will hold bitcoin. The Trust is passively managed and the Sponsor does not actively manage the bitcoin held by the Trust. This means that the Sponsor does not sell bitcoin at times when its price is high or acquire bitcoin at low prices in the expectation of future price increases. It also means that the Sponsor does not make use of any of the hedging techniques available to professional bitcoin investors to attempt to reduce the risks of losses resulting from price changes.

Coinbase Custody Trust Company, LLC (the “Bitcoin Custodian”) will hold all of the Trust’s bitcoin on the Trust’s behalf as bitcoin custodian. The Bitcoin Custodian will keep the private keys associated with the Trust’s bitcoin in a “cold storage” environment where the private keys are generated and secured (the “Prime Custody Vault”). From time to time, such as when the Trust’s bitcoin is being processed in connection with certain creation or redemption transactions or it is being sold, the Trust’s bitcoin may be maintained in a trading account (the “Trading Balance”) with Coinbase, Inc. (“Coinbase” or the “Prime Broker”), an affiliate of the Bitcoin Custodian. The Trust’s bitcoin will be maintained by the Bitcoin Custodian and Coinbase in accounts that are required to be segregated from the assets held by the Bitcoin Custodian or Coinbase as principal and, when held in the Prime Custody Vault, the assets of their other customers.

The Trust will value its Shares daily based on the value of the bitcoin and any other assets as of 4:00 p.m. ET. The value of bitcoin held by the Trust is determined based on the estimated fair market value price for bitcoin, reflecting the execution price of bitcoin on its principal market as determined each day by Lukka Inc., an independent third-party digital asset data company (the “Benchmark Provider”).

The Trust offers common shares of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 5,000 Shares (“Creation Baskets”) based on the quantity of bitcoin attributable to each Share of the Trust. The Fund commenced trading on the Cboe BZX Inc. (the “Exchange”) on January 11, 2024.

Bitcoin and the Bitcoin Network

Bitcoin is a digital asset the ownership and behavior of which are determined by participants in an online, peer-to-peer network that connects computers that run publicly accessible, or “open source,” software that follows the rules and procedures governing the Bitcoin network, commonly referred to as the Bitcoin protocol. The value of bitcoin, like the value of other digital assets, is not backed by any government, corporation or other identified body. Ownership and the ability to transfer or take other actions with respect to bitcoin is protected through public-key cryptography. The supply of bitcoin is constrained or formulated by its protocol instead of being explicitly delegated to an identified body (e.g., a central bank or corporate treasury) to control. Units of bitcoin are treated as fungible. Bitcoin and certain other types of digital assets are sometimes referred to as digital currencies or cryptocurrencies. No single entity owns or operates the Bitcoin network, the infrastructure of which is collectively maintained by (1) a decentralized group of participants who run computer software that results in the recording and validation of transactions (commonly referred to as “miners”), (2) developers who propose improvements to the Bitcoin protocol and the software that enforces the protocol and (3) users who choose what Bitcoin software to run. Bitcoin was released in 2009 and, as a result, there is little data on its long-term investment potential. Bitcoin is not backed by a government-issued legal tender.

Bitcoin is “stored” or reflected on a digital transaction ledger commonly known as a “blockchain.” A blockchain is a type of shared and continually reconciled database, stored in a decentralized manner on the computers of certain users of the digital asset. A blockchain is a canonical record of every digital asset: the blockchain records every “coin” or “token,” balances of digital assets, every transaction and every address associated with a quantity of a particular digital asset. Bitcoin utilizes the blockchain to record transactions into and out of different addresses, facilitating a determination of how much bitcoin is in each address.

Bitcoin is created by “mining.” Mining involves miners using a sophisticated computer program to repeatedly solve complex mathematical problems on specialized computer hardware. The mathematical problem involves a computation involving all or some bitcoin transactions that have been proposed by the Bitcoin network’s participants. When this problem is solved, the computer creates a “block” consisting of these transactions. As each newly solved block refers back to and “connects” with the immediately prior solved block, the addition of a new block adds to the blockchain in a manner similar to a new link being added to a chain. A miner’s proposed block is added to the blockchain once a majority of the nodes on the network confirm the miner’s work. A miner that is successful in adding a block to the blockchain is automatically awarded a fixed amount of bitcoin for its efforts plus any transaction fees paid by transferors whose transactions are recorded in the block. This reward system is the means by which new bitcoin enter circulation. This reward system, called proof of work, also ensures that the local copies of the Bitcoin blockchain maintained by participants in the Bitcoin network are kept in consensus with one another.

The Lukka Prime Bitcoin Reference Rate

The Benchmark is designed to provide an estimated fair market value for bitcoin, in a manner that aligns with accounting principles generally accepted in the United States (“U.S. GAAP”) and International Financial Reporting Standards Foundation (“IFRS”) accounting guidelines regarding fair market value measurements. In this regard, the Benchmark Provider seeks to identify a “principal market” for bitcoin each day, by evaluating eligible bitcoin trading platforms across a variety of different criteria, including the trading platforms’ oversight and governance frameworks, microstructure efficiency, trading volume, data transparency and data integrity. As of December 2023, the following trading platforms are considered to be eligible trading platforms by the Benchmark Provider: Binance, Bitfinex, Bitflyer, Bitstamp, Coinbase, Crypto.com, Gemini, HitBTC, Huobi, Kraken, KuCoin, OKEx, Poloniex (collectively, “Benchmark Pricing Sources”). The Benchmark Provider reviews trading platforms eligible for inclusion in the Benchmark quarterly. In determining which trading platforms to include Benchmark Pricing Sources, the Benchmark Provider evaluates each trading platform using proprietary ratings criteria. The Benchmark Provider periodically reassesses the trading platforms eligible to be considered Benchmark Pricing Sources, and makes adjustments as needed.

The Sponsor

Invesco Capital Management LLC is the Sponsor of the Trust. The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering, the listing of Shares on the Exchange and valuing the bitcoin held by the Trust. The Sponsor is a limited liability company formed in the State of Delaware on February 7, 2003, and is a wholly-owned subsidiary of Invesco Ltd. Invesco Ltd. and its subsidiaries, including the Sponsor, are an independent global investment management group. The Sponsor’s principal address is 3500 Lacey Road, Suite 700, Downers Grove, IL 60515.

The Sponsor is responsible for all routine operational, administrative and other ordinary expenses of the Trust, including, but not limited to, the Trustee’s fees, the fees of the Bank of New York Mellon (the “Administrator” and the “Transfer Agent”), the fees of the Bitcoin Custodian), the fees of Galaxy Digital Funds LLC (the “Execution Agent”), Exchange listing fees, Securities and Exchange Commission registration fees, printing and mailing costs, legal costs and audit fees. Effective as of January 29, 2024, the Trust will pay the Sponsor a unified fee of 0.25% per annum of the daily total net assets of the Trust (the “Sponsor Fee”) as compensation for services performed under the Trust Agreement (as defined herein). The Trust’s only ordinary recurring expense is the Sponsor Fee. For a 6-month period commencing on the day the Trust’s Shares were initially listed on the Exchange (January 11, 2024), the Sponsor intends to waive the entire Sponsor Fee on the first $5 billion of Trust assets.

The Trustee

Delaware Trust Company, a Delaware trust company, acts as the Trustee of the Trust as required to create a Delaware statutory trust in accordance with the Trust Agreement and the DSTA. The Trustee’s principal address is located at 251 Little Falls Drive, Wilmington, DE 19808.

The Administrator

The Bank of New York Mellon (“BNYM”) serves as the Trust’s Administrator. Under the trust administration and accounting agreement, the Administrator provides necessary administrative, tax and accounting services and financial reporting for the maintenance and operations of the Trust, including calculating the NAV of the Trust, determining the net assets of the Trust, and calculating the size of the Creation Baskets. The Administrator’s principal address is 240 Greenwich Street, New York, New York 10286.

The Transfer Agent

BNYM also serves as the Transfer Agent for the Trust. The Transfer Agent is responsible for (1) issuing and redeeming Shares in connection with creation and redemption transactions, (2) responding to correspondence by holders of the Shares (“Shareholders”) and others relating to its duties, (3) maintaining Shareholder accounts and (4) making periodic reports to the Trust. The Transfer Agent’s principal address is 240 Greenwich Street, New York, New York 10286.

The Bitcoin Custodian

Coinbase Custody Trust Company, LLC serves as the Trust’s Bitcoin Custodian. The Trust has entered into a prime brokerage and custody agreement with the Bitcoin Custodian (the “Bitcoin Custody Agreement”), pursuant to which the Bitcoin Custodian will hold in custody all of the Trust’s bitcoin, other than that which may be maintained in a trading account with Coinbase, Inc. from time to time. The Bitcoin Custodian is chartered as a limited purpose trust company by the New York State Department of Financial Services (“NYSDFS”) and is authorized by the NYSDFS to provide digital asset custody services. The Bitcoin Custodian is a wholly-owned subsidiary of Coinbase Global, Inc.

The Bitcoin Custodian is a third-party limited purpose trust company that was chartered in 2018 upon receiving a trust charter from the NYSDFS. The Bitcoin Custodian is subject to regulation by the NYSDFS and has a long track record of providing custodial services for digital asset private keys. The Sponsor believes that the Bitcoin Custodian’s policies, procedures, and controls for safekeeping, exclusively possessing, and controlling the Trust’s bitcoin holdings are consistent with industry best practices to protect against theft, loss, and unauthorized and accidental use of the private keys. The Trust Bitcoin Account and Sponsor Bitcoin Account (each as defined herein) are segregated accounts and are therefore not commingled with the Bitcoin Custodian’s corporate or other customer assets.

Although the Bitcoin Custodian carries insurance for the benefit of its account holders, the Bitcoin Custodian’s insurance does not cover any loss in value to bitcoin and only covers losses caused by certain events such as fraud or theft and, in such covered events, it is unlikely the insurance would cover the full amount of any losses incurred by the Trust.

The Cash Custodian

BNYM also serves as the cash custodian for the Trust (the “Cash Custodian”) pursuant to a custody agreement (the “Cash Custody Agreement”). The Cash Custodian is responsible for holding the Trust’s cash, including in connection with creation and redemption transactions effected in cash. The Cash Custodian is a New York state-chartered bank and a member of the Federal Reserve System. The Cash Custodian’s principal address is 240 Greenwich Street, New York, New York 10286.

The Execution Agent

The Sponsor has entered into an agreement with Galaxy Digital Funds LLC, a subsidiary of Galaxy Digital LP (“Galaxy” or the “Execution Agent”) to serve as Execution Agent. At the direction of the Sponsor, the Execution Agent is responsible for selling bitcoin on behalf of the Trust to the extent necessary to permit the payment of the Trust’s expenses. The Trust also will utilize the services of the Execution Agent to purchase or sell bitcoin in connection with cash creations and redemptions. When acquiring or disposing of bitcoin on behalf of the Trust in connection with a creation or redemption transaction, the Sponsor will provide instructions to the Execution Agent, who will identify a Bitcoin Counterparty. In connection with both creation and redemption transactions, the Execution Agent, pursuant to the oversight of the Sponsor, will decide how and with which Bitcoin Counterparty to transact on the Trust’s behalf. In addition, as part of this agreement, the Execution Agent has agreed to co-brand and co-market the Trust and the Sponsor has licensed the use of certain Execution Agent trademarks, service marks and trade names in connection with the Trust. The Execution Agent’s principal address is 300 Vesey Street, New York City, New York 10282.

Galaxy is a subsidiary of Galaxy Digital Holdings LP (“Galaxy Holdings”). Galaxy Digital Holdings Ltd., which holds a limited partner interest in Galaxy Holdings, is listed on the Toronto Stock Exchange under the symbol “GLXY.”

The Marketing Agent

Invesco Distributors, Inc. (the “Marketing Agent”) is responsible for: (1) working with the Transfer Agent to review and approve, or reject, purchase and redemption orders of Shares placed by Authorized Participants with the Transfer Agent; and (2) reviewing and approving the marketing materials prepared by the Trust for compliance with applicable SEC and Financial Industry Regulatory Authority (“FINRA”) advertising laws, rules, and regulations. The Marketing Agent’s principal address is 11 Greenway Plaza, Suite 1000, Houston, TX 77046.

Regulation

The Trust is not a mutual fund, is not registered under the Investment Company Act of 1940, as amended (the “1940 Act”) and is not subject to regulation under the 1940 Act. The Trust is not a commodity pool for purposes of the Commodity Exchange Act of 1936, as amended (the “CEA”), and the Sponsor is not subject to regulation by the Commodity Futures Trading Commission (the “CFTC”) as a commodity pool operator or a commodity trading advisor. The Trust’s Shares are neither interests in, nor obligations of, the Sponsor or the Trustee.

As bitcoin and digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including the Financial Crimes Enforcement Network (“FinCEN”), SEC, OCC, CFTC, FINRA, the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS, state financial institution regulators, and others) have been examining the operations of digital asset networks, digital asset users and the digital asset trading platform market. Many of these state and federal agencies have brought enforcement actions and issued advisories and rules relating to digital asset markets. Ongoing and future regulatory actions with respect to digital assets generally or any single digital asset in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares and/or the ability of the Trust to continue to operate.

US federal and state regulators, as well as the White House, have issued reports and releases concerning crypto assets, including Bitcoin and crypto asset markets. Further, in 2023 the House of Representatives formed two new subcommittees: the Digital Assets, Financial Technology and Inclusion Subcommittee and the Commodity Markets, Digital Assets, and Rural Development Subcommittee, each of which were formed in part to analyze issues concerning crypto assets and demonstrate a legislative intent to develop and consider the adoption of federal legislation designed to address the perceived need for regulation of and concerns surrounding the crypto industry. However, the extent and content of any forthcoming laws and regulations are not yet ascertainable with certainty, and it may not be ascertainable in the near future. A divided Congress makes any prediction difficult. We cannot predict how these and other related events will affect us or the crypto asset business.

Employees

The Trust has no employees.

Competition

The Trust and the Sponsor face competition with respect to the creation of competing exchange-traded bitcoin products. There can be no assurance that the Trust will achieve initial market acceptance and scale due to competition.

Availability of SEC Reports and Other Information

The Sponsor, on behalf of the Trust, files quarterly and annual reports and other information with the SEC which are available on the SEC’s Internet site at http://www.sec.gov. The reports and other information can be accessed through the Trust’s website at www.invesco.com/etfs. Information in the Sponsor’s website shall not be deemed to be a part of this report or incorporated by reference herein unless otherwise expressly stated.

ITEM 1A. RISK FACTORS.

You should consider carefully the risks described below before making an investment decision. You should also refer to the other information included in this report, including the Trust’s financial statements and the related notes.

Summary of Risk Factors

•
Market and Volatility Risk. Bitcoin has historically exhibited high price volatility relative to more traditional asset classes, which may be due to speculation regarding potential future appreciation in value. The value of the Trust’s investments in bitcoin could decline rapidly, including to zero. Some market observers have asserted that the bitcoin market periodically experiences pricing “bubbles” and have predicted that, in time, the value of bitcoin will fall to a fraction of its current value, or even to zero. Bitcoin has not been in existence long enough for market participants to assess these predictions with any precision, but if these observers are even partially correct, an investment in the Shares may turn out to be substantially worthless.
•
Adoption Risk. The further development and acceptance of the Bitcoin network, which is part of a new and rapidly changing industry, is subject to a variety of factors that are difficult to evaluate. The slowing, stopping or reversing of the development or acceptance of the Bitcoin network may adversely affect the price of bitcoin and therefore an investment in the Shares.
•
Regulatory Risk. Regulatory changes or actions may alter the nature of an investment in bitcoin or restrict the use of bitcoin or the operations of the Bitcoin network or venues on which bitcoin trades in a manner that adversely affects the price of bitcoin and an investment in the Shares. For example, it may become difficult or illegal to acquire, hold, sell or use bitcoin in one or more countries, which could adversely impact the price of bitcoin.
•
Cybersecurity Risk Related to Bitcoin. In the past, flaws in the source code for bitcoin have been discovered, including those that resulted in the theft of users’ bitcoin. Several errors and defects have been publicly found and corrected, including those that disabled some functionality for users and exposed users’ personal information. Discovery of flaws in or exploitations of the source code that allow malicious actors to take or create money in contravention of known network rules has occurred. Separate from the cybersecurity risks of the Bitcoin protocol, entities that custody or facilitate the transfers or trading of bitcoin have been frequent and successful targets of cybersecurity attacks, leading to significant theft of bitcoin. If any of these exploitations or attacks occur, it could result in a loss of public confidence in bitcoin, a decline in the value of bitcoin and, as a result, adversely impact an investment in the Shares.
•
Expense Risk. The Trust’s returns will not match the performance of bitcoin because the Trust incurs the Sponsor Fee and may incur other expenses.
•
Risk That Market Price of Shares May Reflect a Discount or Premium to NAV. The NAV of the Trust may not always correspond to the market price of its Shares for a number of reasons, including price volatility, levels of trading activity, differences between the normal trading hours for the Trust and the underlying bitcoin market, the calculation methodology of the NAV, demand or supply for Shares of the Trust in excess of an Authorized Participant’s ability to create or redeem Shares and/or the closing of bitcoin trading venues due to fraud, failure, security breaches or otherwise. As a result, the NAV of the Shares included in Creation Baskets may differ from the market price of the Shares.
•
Cash Creations and Redemptions. The use of cash creations and redemptions, as opposed to in-kind creations and redemptions, may adversely affect the arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the price of bitcoin and, as a result, the price of the Shares may fall or otherwise diverge from NAV. If the arbitrage mechanism is not effective, purchases or sales of Shares on the secondary market could occur at a premium or discount to NAV, which could harm Shareholders.

Risks Related to Bitcoin

Market and Volatility Risk. Bitcoin has historically exhibited high price volatility relative to more traditional asset classes. For example, there were steep increases in the value of certain digital assets, including bitcoin, over the course of 2021. These increases were followed by steep drawdowns throughout 2022. These episodes of rapid price appreciation followed by steep drawdowns have occurred multiple times throughout bitcoin’s history, including, for example, in 2011, 2013-2014, and 2017-2018, before repeating again in 2021-2022. Over the course of 2023, bitcoin prices have continued to exhibit extreme volatility.

Extreme volatility may persist and the value of the Shares may significantly decline in the future without recovery. The digital asset markets may still be experiencing a bubble or may experience a bubble again in the future. For example, in the first half of 2022, each of Celsius Network, Voyager Digital Ltd., and Three Arrows Capital declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX

Trading Ltd. (“FTX”), one of the largest digital asset trading platforms by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis”). In response to these events, the digital asset markets have experienced extreme price volatility and other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset markets. These events have also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital asset markets continues to be negatively impacted by these or similar events, digital asset prices, including bitcoin, may continue to experience significant volatility or price declines and confidence in the digital asset markets may be further undermined.

In addition, regulatory and enforcement scrutiny of digital assets has increased, including from, among others, the Department of Justice, the SEC, the CFTC, the White House and Congress, as well as state regulators and authorities. Developments in the regulation of digital assets are ongoing. For example, in July 2023, the U.S. District Court for the Southern District of New York ruled on the SEC’s action against Ripple Labs, Inc. The court found that offers and sales of XRP, a digital token, to institutions and sophisticated individuals constituted securities transactions, but that offers and sales of XRP on crypto trading platforms, distributions to employees, and other third-party developers were not securities transactions. More recently, the D.C. Circuit Court found that the SEC’s denial of the Grayscale Bitcoin Trust’s listing was “arbitrary and capricious” under the Administrative Procedures Act in light of the SEC’s approval of two similar bitcoin futures-based exchange-traded products (“ETPs”). In the immediate aftermath of this court decision, the price of bitcoin increased from nearly $26,000 to over $28,100. It is not possible to predict at this time all of the risks that regulatory developments may pose to the Trust, its service providers or to the digital asset industry as a whole.

Extreme volatility in the future, including further declines in the trading prices of bitcoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. The Trust is not actively managed and will not take any actions to take advantage, or mitigate the impacts, of volatility in the price of bitcoin.

The value of the Trust’s investments in bitcoin could decline rapidly, including to zero.

Bitcoin’s historical volatility may be due to speculation regarding potential future appreciation in value, which could adversely affect an investment in the Shares.

Momentum investing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, is impacted by anticipated future appreciation in value. Momentum investing in bitcoin may have contributed, and may continue to contribute, to speculation regarding potential future appreciation in the value of bitcoin, inflating and making these prices more volatile. As a result, bitcoin may be more likely to fluctuate in value due to changing investor confidence in future appreciation or depreciation in prices, which could adversely affect the price of bitcoin, and, in turn, an investment in the Trust.

Some market observers have asserted that the bitcoin market often experiences pricing “bubbles” and have predicted that, in time, the value of bitcoin will fall to a fraction of its current value, or even to zero.

Bitcoin has not been in existence long enough for market participants to assess these predictions with any precision, but if these observers are even partially correct, an investment in the Shares may turn out to be substantially worthless.

The price of bitcoin may be impacted by the behavior of a small number of influential individuals or companies.

The price of bitcoin has experienced increased volatility resulting from the statements and actions of individuals in the bitcoin and broader technology community. Filings by companies and social media statements by prominent individuals have in the past and may in the future have an outsized impact on the price of bitcoin relative to fundamental value considerations. To the extent that the actions of one or more companies or individuals leads to an increase in the price of bitcoin, a reversal of such position by the company or individual may have a sharp, negative impact on the price of bitcoin and the value of the Shares.

Adoption Risk.

User adoption of bitcoin may slow down, stop, or reverse.

The further development and acceptance of the Bitcoin network, which is part of a new and rapidly changing industry, is subject to a variety of factors that are difficult to evaluate. For example, the Bitcoin network faces significant obstacles to increasing the usage of bitcoin without resulting in higher fees or slower transaction settlement times, and attempts to increase the volume of transactions may not be effective. The slowing, stopping or reversing of the development or acceptance of the Bitcoin network may adversely affect the price of bitcoin and therefore an investment in the Shares.

The use of bitcoin to, among other things, buy and sell goods and services is part of a new and rapidly evolving industry that employs digital assets based upon computer-generated mathematical and/or cryptographic protocols. Bitcoin is a prominent, but not unique, part of this industry. The growth of this industry is subject to a high degree of uncertainty. The factors affecting the further development of this industry, include, but are not limited to:

•
continued worldwide growth or possible cessation or reversal in the adoption and use of bitcoin and other digital assets;
•
government and quasi-government regulation of bitcoin and other digital assets and their use, including taxation of bitcoin transactions, or restrictions on or regulation of access to and operation of the Bitcoin network and other digital asset networks;
•
changes in consumer demographics and public tastes and preferences, including the possibility that market participants may come to prefer other digital assets to bitcoin for a variety of reasons, including that such other digital currencies may have features (like different consensus mechanisms) or uses (like the ability to facilitate smart contracts) that bitcoin lacks;
•
the maintenance and development of the open-source software protocol of the Bitcoin network;
•
the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;
•
the use of the networks supporting digital assets for developing smart contracts and distributed applications;
•
general economic conditions and the regulatory environment relating to digital assets;
•
because of the high energy usage required for bitcoin mining, regulation stemming from energy usage and/or climate concerns; and
•
negative consumer or public perception of bitcoin specifically and other digital assets generally.

Currently, there is relatively limited use of bitcoin in the retail and commercial marketplace in comparison to relatively extensive use as a store of value, thus contributing to price volatility that could adversely affect an investment in the Shares.

Bitcoin has only recently become selectively accepted as a means of payment for goods and services by some retail and commercial outlets, and the use of bitcoin by consumers to pay such retail and commercial outlets remains limited. Banks and other established financial institutions may refuse to process funds for bitcoin transactions; process wire transfers to or from bitcoin trading venues, bitcoin-related companies or service providers; or maintain accounts for persons or entities transacting in bitcoin or providing bitcoin-related services. In addition, some taxing jurisdictions, including the U.S., treat the use of bitcoin as a medium of exchange for goods and services to be a taxable sale of bitcoin, which could discourage the use of bitcoin as a medium of exchange, especially for a holder of bitcoin that has appreciated in value.

Conversely, a significant portion of bitcoin’s demand is generated by investors seeking a long-term store of value or speculators seeking to profit from the short- or long-term holding of the asset. Price volatility undermines bitcoin’s role as a medium of exchange, as retailers are much less likely to accept it as a form of payment. Use of bitcoin as a medium of exchange and payment method may always be low. A lack of expansion by bitcoin into retail and commercial markets, or a contraction of such use, may result in damage to the public perception of bitcoin and the utility of bitcoin as a payment system, increased volatility or a reduction in the value of bitcoin, all of which could adversely impact an investment in the Shares. There can be no assurance that such acceptance will grow, or not decline, in the future.

While bitcoin, the first widely used digital asset, and many other digital assets were created and mainly serve as a form of money, digital assets can be used to do more complicated things. Some digital assets were built specifically with more complex use cases in mind. For example, the Ethereum network was designed primarily to facilitate smart contracts, with the digital asset ether serving as the transactional mechanism for many portions of such contracts. Smart contracts are programs that automatically execute on a blockchain, allowing for a myriad of interesting applications to be built. It is possible that market demand for digital assets with use cases beyond serving as a form of money could over time reduce the market demand for bitcoin, which would adversely impact the price of bitcoin and, as a result, an investment in the Shares. Additionally, certain digital assets use non-blockchain technologies, like Directed Acyclic Graph data structures, to maintain consensus. To the extent market participants come to prefer these other consensus mechanisms or digital assets that use non-blockchain technology, the value of bitcoin, and therefore an investment in the Shares, may be adversely affected.

Bitcoin faces significant scaling obstacles that can lead to high fees or slow transaction settlement times, and attempts to increase the volume of transactions may not be effective.

The Bitcoin network, like many digital asset networks, faces significant scaling challenges. As of July 2017, bitcoin could handle, on average, five to seven transactions per second. For several years, participants in the Bitcoin ecosystem debated potential approaches to increasing the average number of transactions per second that the Bitcoin network could handle. As of August 2017, the Bitcoin network was upgraded with a technical feature known as “segregated witness” that, among other things, could potentially approximately double the transactions per second that can be handled on-chain. More importantly, segregated witness also enables so-called second layer solutions, such as the Lightning Network or payment channels, that could potentially allow greater transaction throughput.

An increasing number of wallets and digital asset intermediaries, such as trading platforms, have begun supporting segregated witness and the Lightning Network, or similar technology. However, the Lightning Network does not yet have material adoption as of August 2023. Additionally, the Lightning Network has not yet seen significant use, and there are open questions about Lightning Network services, such as its cost and who will serve as intermediaries, among other questions.

As the use of digital asset networks increases without a corresponding increase in throughput of the networks, average fees and settlement times have shown significant volatility and can increase significantly at times. Bitcoin’s network has been, at times, at capacity, which has led to increased transaction fees. For example, since January 1, 2019, bitcoin transaction fees have increased from $0.18 per bitcoin transaction, on average, to a high of $60.95 per transaction, on average, on April 20, 2021. As of December 31, 2022, bitcoin transaction fees were $1.17 per transaction, on average. Increased fees and decreased settlement speeds could preclude certain uses for bitcoin (e.g., micropayments), and could reduce demand for, and the price of, bitcoin, which could adversely impact the value of the Shares. In May 2023, events related to the adoption of ordinals, which are a means of inscribing digital content on the bitcoin blockchain, caused transaction fees to temporarily spike above $30 per transaction. As of October 1, 2023, bitcoin transaction fees were averaging $2.22 per transaction.

Increased fees and decreased settlement speeds could preclude certain use cases for bitcoin (e.g., micropayments), and could reduce demand for and the price of bitcoin, which could adversely impact an investment in the Shares.

There is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of transactions in bitcoin will be effective, or how long these mechanisms will take to become effective, which could adversely impact an investment in the Shares.

Miners could collude to raise transaction fees, which may adversely affect the usage of the Bitcoin network.

Miners, functioning in their transaction confirmation capacity, collect fees for each transaction they confirm. Miners validate unconfirmed transactions by adding the previously unconfirmed transactions to new blocks in the blockchain. Miners are not forced to confirm any specific transaction, but they are economically incentivized to confirm valid transactions as a means of collecting fees. Miners have historically accepted relatively low transaction confirmation fees. If miners collude in an anticompetitive manner to reject low transaction fees, then bitcoin users could be forced to pay higher fees, thus reducing the attractiveness of the Bitcoin network. Mining occurs globally, and it may be difficult for authorities to apply antitrust regulations across multiple jurisdictions. Any collusion among miners may adversely impact the attractiveness of the Bitcoin network and may adversely impact an investment in the Shares.

Bitcoin mining activities are resource-intensive, and it is possible that certain jurisdictions will implement regulations regarding the energy and water consumption of the Bitcoin network, which could result in a significant reduction in mining activity and adversely affect the security of the Bitcoin network.

In addition to financial regulation, concerns have been raised about the amount of electricity and water required to secure and maintain the Bitcoin network. The “proof of work” validation mechanism used to verify transactions on the Bitcoin network necessitates that bitcoin miners maintain high levels of computing power, which can require extremely high energy usage. Although measuring the electricity consumed by this process is difficult because these operations are performed by various machines with varying levels of efficiency, the process consumes a significant amount of energy. Further, in addition to the direct energy costs of performing these calculations, there are indirect costs that impact the Bitcoin network’s total energy consumption, including the amount of water and the costs of cooling the machines that perform these calculations. The availability and cost of electricity will restrict the geographic locations of mining activities. High costs of electricity may incentivize miners to redirect their resources to other validation protocols, such as proof-of-stake blockchains, or abandon their validation activities entirely. A significant decrease in the computational resources dedicated to the Bitcoin network’s validation protocol could reduce the security of the network which may erode bitcoin’s viability as a store of value or means of exchange.

Due to concerns around resource consumption and associated environmental concerns, particularly as such concerns relate to public utilities companies, various countries, states and cities have implemented, or are considering implementing, moratoriums on Bitcoin mining in their jurisdictions. Such moratoriums would impede bitcoin mining and/or bitcoin use more broadly. For example, in November 2022, New York imposed a two-year moratorium on new proof-of-work mining permits at fossil fuel plants in the state.

Depending on how future regulations are formulated and applied, such policies could have the potential to negatively affect the price of bitcoin, and, in turn, the value of the Shares. Increased regulation and the corresponding compliance cost of these regulations could additionally result in higher barriers to entry for bitcoin miners, which could increase the concentration of the hash rate, potentially having a negative impact on the price of bitcoin.

Competition from central bank digital currencies (“CBDCs”) and other digital assets could adversely affect the value of bitcoin and other digital assets.

Central banks have introduced digital forms of legal tender (CBDCs). China’s CBDC project, known as Digital Currency Electronic Payment, has reportedly been tested in a live pilot program conducted in multiple cities in China. A recent study published by the Bank for International Settlements estimated that at least 36 central banks have published retail or wholesale CBDC work ranging from research to pilot projects. Whether or not they incorporate blockchain or similar technology, CBDCs, as a form of legal tender in the issuing jurisdiction, could have an advantage in competing with, or replace, bitcoin and other digital assets as a medium of exchange or store of value. As a result, the value of bitcoin could decrease, which could adversely affect an investment in the Trust.

Competing digital assets may adversely affect the value of bitcoin and digital assets.

Promoters of other digital assets claim that those digital assets have solved certain of the purported drawbacks of the Bitcoin network, for example, allowing faster settlement times, reducing mining fees, or reducing electricity usage in connection with mining. If these digital assets are successful, such success could reduce demand for bitcoin and adversely affect the value of bitcoin and an investment in the Trust.

Prices of bitcoin may be affected due to stablecoins (including Tether and U.S. Dollar Coin (“USDC”)), the activities of stablecoin issuers and their regulatory treatment.

While the Trust does not invest in stablecoins, it may nonetheless be exposed to these and other risks that stablecoins pose for the bitcoin market through its trading in bitcoin. Stablecoins are digital assets designed to have a stable value over time as compared to typically volatile digital assets, and are typically marketed as being pegged to a fiat currency, such as the U.S. dollar. Although the prices of stablecoins are intended to be stable, in many cases their prices fluctuate, sometimes significantly. This volatility has in the past apparently impacted the price of bitcoin. Stablecoins are a relatively new phenomenon, and it is impossible to know all of the risks that they could pose to participants in the bitcoin market. In addition, some have argued that some stablecoins, particularly Tether, are improperly issued without sufficient backing in a way that could cause artificial rather than genuine demand for bitcoin, raising its price, and also argue that those associated with certain stablecoins are involved in laundering money. For example, on February 17, 2021 the New York Attorney General entered into an agreement with Tether’s operators, requiring them to cease any further trading activity with New York persons and pay $18.5 million in penalties for false and misleading statements made regarding the assets backing Tether. On October 15, 2021, the CFTC announced a settlement with Tether’s operators in which they agreed to pay $42.5 million in fines to settle charges that, among others, Tether’s claims that it maintained sufficient U.S. dollar reserves to back every Tether stablecoin in circulation with the “equivalent amount of corresponding fiat currency” held by Tether were untrue.

USDC is a reserve-backed stablecoin issued by Circle Internet Financial that is commonly used as a method of payment in digital asset markets, including the bitcoin market. The issuer of USDC uses the Circle Reserve Fund to hold cash, U.S. Treasury bills, notes and other obligations issued or guaranteed as to principal and interest by the U.S. Treasury, and repurchase agreements secured by such obligations or cash, which serve as reserves backing USDC stablecoins. While USDC is designed to maintain a stable value at 1 U.S. dollar at all times, on March 10, 2023, the value of USDC fell below $1.00 for multiple days after Circle Internet Financial disclosed that US$3.3 billion of the USDC reserves were held at Silicon Valley Bank, which had entered Federal Deposit Insurance Corporation (“FDIC”) receivership earlier that day. Stablecoins are reliant on the U.S. banking system and the U.S. treasuries market, and the failure of either to function normally could impede the function of stablecoins, and therefore could adversely affect the value of the Shares.

Given the foundational role that stablecoins play in global digital asset markets, their fundamental liquidity can have a dramatic impact on the broader digital asset market, including the market for bitcoin. Because a large portion of the digital asset market still depends on stablecoins such as Tether and USDC, there is a risk that a disorderly de-pegging or a “run” on Tether or USDC could lead to dramatic market volatility in digital assets more broadly. Volatility in stablecoins, operational issues with stablecoins (for example, technical issues that prevent settlement), concerns about the sufficiency of any reserves that support stablecoins or potential manipulative activity when unbacked stablecoins are used to pay for other digital assets (including bitcoin), or regulatory concerns about stablecoin issuers or intermediaries, such as trading platforms, that support stablecoins, could impact individuals’ willingness to trade on trading venues that rely on stablecoins, reduce liquidity in the bitcoin market, and affect the value of bitcoin, and in turn impact an investment in the Shares.

The open-source structure of the Bitcoin network protocol means that certain core developers and other contributors may not be directly compensated for their contributions in maintaining and developing the Bitcoin network protocol. A failure to properly monitor and upgrade the Bitcoin network protocol could damage the Bitcoin network.

The Bitcoin network operates based on open-source protocol maintained by a group of core developers. As the Bitcoin network protocol is not sold and its use does not generate revenue for development teams, core developers may not be directly compensated for maintaining and updating the Bitcoin network protocol. Consequently, developers may lack a financial incentive to maintain or develop the network, and the core developers may lack the resources to adequately address emerging issues with the network. There can be no guarantee that developer support will continue or be sufficient in the future. Additionally, some development and developers are funded by companies whose interests may be at odds with other participants in the network or with investors’ interests. To the extent that material issues arise with the Bitcoin network protocol and the core developers and open-source contributors are unable or unwilling to address the issues adequately or in a timely manner, the Bitcoin network and an investment in the Shares may be adversely affected.

Lack of clarity in the corporate governance of bitcoin may lead to ineffective decision-making that slows development or prevents the Bitcoin network from overcoming important obstacles.

Governance of decentralized networks, such as the Bitcoin network, is by voluntary consensus and open competition. Bitcoin has no central decision-making body or clear manner in which participants can come to an agreement other than through overwhelming consensus. The lack of clarity on governance may adversely affect bitcoin’s utility and ability to grow and face challenges, both of which may require solutions and a directed effort to overcome problems, especially long-term problems.

To the extent lack of clarity in corporate governance of bitcoin leads to ineffective decision-making that slows development and growth, the value of the Shares may be adversely affected.

If the award of new bitcoin for solving blocks and transaction fees for recording transactions are not sufficiently high to incentivize miners, miners may cease expending processing power to solve blocks and confirmations of transactions on the Bitcoin blockchain could be slowed temporarily. A reduction in the processing power expended by miners on the Bitcoin network could increase the likelihood of a malicious actor or botnet obtaining control.

Miners generate revenue from both newly created bitcoin, known as the “block reward” and from fees taken upon verification of transactions. If the aggregate revenue from transaction fees and the block reward is below a miner’s cost, the miner may cease operations. If the award of new units of bitcoin for solving blocks declines and/or the difficulty of solving blocks increases, and transaction fees voluntarily paid by participants are not sufficiently high, miners may not have an adequate incentive to continue mining and may cease their mining operations. The current fixed reward for solving a new block on the Bitcoin network is 6.25 bitcoin per block, which decreased from 12.5 bitcoin in May 2020. It is estimated that it will halve again in or around April 2024. This reduction may result in a reduction in the aggregate hash rate of the Bitcoin network as the incentive for miners decreases. Miners ceasing operations would reduce the collective processing power on the Bitcoin network, which would adversely affect the confirmation process for transactions (i.e., temporarily decreasing the speed at which blocks are added to the blockchain until the next scheduled adjustment in difficulty for block solutions) and make the Bitcoin network more vulnerable to a malicious actor or botnet obtaining sufficient control to alter the blockchain and hinder transactions. Any reduction in confidence in the confirmation process or processing power of the Bitcoin network may adversely affect an investment in the Shares.

Over the past several years, digital asset mining operations, including those mining bitcoin, have evolved from individual users mining with computer processors, graphics processing units and first-generation application specific integrated circuit machines to “professionalized” mining operations using proprietary hardware or sophisticated machines. If the profit margins of digital asset mining operations are not sufficiently high, including due to an increase in electricity costs or a decline in the market price of the relevant digital asset issued as a mining reward, or if digital asset mining operations are unable to arrange alternative sources of financing (e.g., if lenders refuse to make loans to such miners), digital asset miners are more likely to immediately sell tokens earned by mining or sell more such digital assets than they otherwise would, resulting in an increase in liquid supply of that digital asset, which would generally tend to reduce that digital asset’s market price.

To the extent that any miners exclude some or all transactions, significant increases in fees and widespread delays in the recording of transactions could result in a loss of confidence in the Bitcoin network, which could adversely impact an investment in the Shares.

To the extent that any miners solve blocks that exclude some or all transactions that have been transmitted to the Bitcoin network, such transactions will not be recorded on the blockchain until another miner solves a block that incorporates those transactions. Some in the bitcoin community have suspected that certain technologies (for example, before segregated witness was activated, ASICBoost) enhance speed and reduce electricity use of mining while reducing the number of transactions that are included in mined blocks on the Bitcoin network. To the extent that more blocks are mined without transactions, transactions will settle more slowly, and fees will increase. This could result in a loss of confidence in the Bitcoin network, which could adversely impact an investment in the Shares.

A temporary or permanent blockchain “fork” could adversely affect an investment in the Shares.

The Bitcoin network operates using open-source protocols, meaning that any user can download the software, modify it and then propose that the users and miners of bitcoin adopt the modification. When a modification is introduced and a substantial majority of users and miners consent to the modification, the change is implemented and the network remains uninterrupted. However, if less than a substantial majority of users and miners consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “hard fork” of the Bitcoin network, with one group running the pre modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of bitcoin running in parallel on separate networks using separate blockchain ledgers, yet lacking interchangeability. For example, in August 2017, bitcoin “forked” into bitcoin and a new digital asset, bitcoin cash, as a result of a several-year dispute over how to increase the rate of transactions that the Bitcoin network can process. Since then, bitcoin has been forked numerous times to launch new digital assets, such as bitcoin gold, bitcoin silver and bitcoin diamond. Additional hard forks of the Bitcoin blockchain could impact demand for bitcoin or other digital assets and could adversely impact an investment in the Shares.

Furthermore, a hard fork can introduce new security risks. For example, when Ethereum and Ethereum Classic split in July 2016, replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued trading venues through at least October 2016. An trading platform announced in July 2016 that it had lost 40,000 ether tokens from the Ethereum Classic network, which was worth about $100,000 at that time, as a result of replay attacks. Another possible result of a hard fork is an inherent decrease in the level of security. After a hard fork, it may become easier for an individual miner or mining pool’s hashing power to exceed 50% of the processing power of the Bitcoin network, thereby making the network more susceptible to attack.

A fork could also be introduced by an unintentional, unanticipated software flaw in the multiple versions of otherwise compatible software users run. Such a fork could adversely affect bitcoin’s viability. It is possible, however, that a substantial number of users and miners could adopt an incompatible version of bitcoin while resisting community-led efforts to merge the two chains. This would result in a permanent fork, as in the case of Ethereum and Classic Ethereum Classic, as detailed above.

A fork in the Bitcoin network could adversely affect an investment in the Shares. A hard fork may adversely affect the price of bitcoin at the time of announcement or adoption. For example, the announcement of a hard fork could lead to increased demand for the pre-fork digital asset, in anticipation that ownership of the pre-fork digital asset would entitle holders to a new digital asset following the fork. The increased demand for the pre fork digital asset may cause the price of the digital asset to rise. After the hard fork, it is possible the aggregate price of the two versions of the digital asset running in parallel would be less than the price of the digital asset immediately prior to the fork. Furthermore, while the Sponsor will, as permitted by the terms of the Trust Agreement, determine which network is generally accepted as the Bitcoin network and should therefore be considered the appropriate network for the Trust’s purposes, there is no guarantee that the Sponsor will choose the network and the associated digital asset that is ultimately the most valuable fork. Either of these events could therefore adversely impact the value of the Shares. When Bitcoin Cash forked from the Bitcoin network, the value of bitcoin went from $2800 to $2700.

As another example of the effects of hard forks on digital assets, on September 15th, 2022, the Ethereum Network successfully completed its Merge, moving from a Proof-of-Work (“PoW”) model to a Proof-of-Stake (“PoS”) model. Ethereum PoW miners who disagreed with the new consensus mechanism forked the network, which resulted in the EthereumPoW network (“ETHW”). ETHW was driven by a small but vocal group of miners who wished to hold onto revenue as Ethereum switched to PoS. The vast majority of token holder votes preferred the new PoS consensus method. There was no material impact on the Ethereum network as a result of the fork. All ether holders were airdropped ETHW tokens as a result of the hard fork. However, not all liquidity providers were able to trade the new token and the ETHW token almost immediately lost most of its value.

In the event of a hard fork of the Bitcoin network, the Sponsor will instruct the Trust to immediately and irrevocably disclaim all rights to the IR Virtual Currency so created. Bitcoin is the only digital asset that will be held by the Trust. In the event the Trust seeks to change its treatment of Incidental Rights or IR Virtual Currency, an application would need to be filed with the SEC by the Exchange seeking approval to amend its listing rules.

In the event of a fork, the Sponsor will, as permitted by the terms of the Trust Agreement, determine which network it believes is generally accepted as the Bitcoin network and should therefore be considered the appropriate network, and the associated asset as bitcoin, for the Trust’s purposes. If the Trust modifies its policy on forks and airdrops, notice to Shareholders will be provided on the Trust’s website, in a prospectus supplement, through a current report on Form 8-K and/or in the Trust’s annual or quarterly reports.

Cybersecurity Risk Related to Bitcoin.

Flaws in the source code of Bitcoin, or flaws in the underlying cryptography, could leave the Bitcoin network vulnerable to a multitude of attack vectors.

If the source code or cryptography underlying bitcoin proves to be flawed or ineffective, malicious actors may be able to steal bitcoin held by others, which could negatively impact the demand for bitcoin and therefore adversely impact the price of bitcoin. In the past, flaws in the source code for bitcoin have been discovered, including those that resulted in the loss of users’ bitcoin. Several errors and defects have been publicly found and corrected, including those that disabled some functionality for users and exposed users’ personal information. Discovery of flaws in or exploitations of the source code that allow malicious actors to take or create money in contravention of known network rules have occurred. In addition, the cryptography underlying bitcoin could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. In any of these circumstances, a malicious actor may be able to steal bitcoin held by others, which could adversely affect the demand for bitcoin and therefore adversely impact the price of bitcoin. Even if the affected digital asset is not bitcoin, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively impact the demand for bitcoin and therefore adversely affect an investment in the Shares.

Additionally, if a malicious actor or botnet (i.e., a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains control of more than 50% of the processing power of the Bitcoin network, such actor or botnet could alter the blockchain and adversely affect the value of bitcoin, which would adversely affect the value of the Trust’s investments. The Bitcoin network is subject to control by entities that capture a significant amount of the network’s processing power or a significant number of developers or intermediaries important for the operation and maintenance of the Bitcoin network. The Bitcoin network is secured by proof of work and depends on the strength of processing power of participants to protect the network. If a malicious actor or botnet obtains a majority of the processing power dedicated to mining on the Bitcoin network, it may be able to alter the blockchain on which the network and most transactions rely by constructing fraudulent blocks or preventing certain transactions from being completed in a timely manner or at all. The malicious actor or botnet could control, exclude or modify the ordering of transactions. However, it could not generate new bitcoin units or transactions using such control. The malicious actor could “double-spend” its own bitcoin units (i.e., spend the same units in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintained control. To the extent that such malicious actor or botnet did not yield its control of the processing power on the Bitcoin network or the network community did not reject the fraudulent blocks as malicious, reversing any changes made to the blockchain may not be possible. Further, a malicious actor or botnet could create a flood of transactions in order to slow down confirmations of transactions on the Bitcoin network.

Some digital asset networks have been subject to malicious activity achieved through control over 50% of the processing power on the network. For example, on May 24, 2018, it was reported that attackers compromised the Bitcoin Gold network in this manner and were successfully able to double-spend units of bitcoin gold in a series of transactions over the course of at least one week and in a total amount of at least $18 million. In addition, in May 2019, the Bitcoin Cash network experienced a 51% attack when two large mining pools reversed a series of transactions in order to stop an unknown miner from taking advantage of a flaw in a recent Bitcoin Cash protocol upgrade. Although this particular attack was arguably benevolent, the fact that such coordinated activity was able to occur may negatively impact perceptions of the Bitcoin Cash network. Furthermore, in August 2020, the Ethereum Classic Network was the target of two double-spend attacks by an unknown actor or actors that gained more than 50% of the processing power of the Ethereum Classic network. The attacks resulted in reorganizations of the Ethereum Classic blockchain that allowed the attacker or attackers to reverse previously recorded transactions in excess of $5.0 million and $1.0 million. Other digital assets such as Verge, Monacoin and Electroneum have also suffered similar attacks. Although there have been no reports of such activity on the Bitcoin network, certain mining pools may have exceeded the 50% threshold on the Bitcoin network in the past. The possible crossing of the 50% threshold indicates a greater risk that a single mining pool could exert authority over the validation of digital asset transactions, and this risk is heightened if over 50% of the processing power on the Bitcoin network falls within the jurisdiction of a single governmental authority. For example, it is believed that more than 50% of the processing power on the Bitcoin network is now or at one time was located in China. Because the Chinese government has subjected digital assets to heightened levels of scrutiny recently, forcing several digital asset trading venues to shut down, and has reportedly begun to place restrictions on mining activities, there is a risk that the Chinese government could also achieve control over more than 50% of the processing power on the Bitcoin network. To the extent that the Bitcoin ecosystem, including the core developers and the administrators of mining pools, does not act to ensure greater decentralization of mining processing power, the feasibility of a malicious actor obtaining control of the processing power on the Bitcoin network will increase, which may adversely affect an investment in the Shares.

A malicious actor may also obtain control over the Bitcoin network through its influence over core or influential developers. For example, this could allow the malicious actor to stymie legitimate network development efforts or attempt to introduce malicious code to the network under the guise of a software improvement proposal by such a developer. To the extent that the Bitcoin ecosystem fails to attract a significant number of users, the possibility that a malicious actor may be able to obtain control of the processing power on the Bitcoin network in this manner will remain heightened.

By using cancer nodes, a malicious actor can disconnect the target user from the bitcoin economy entirely by refusing to relay any blocks or transactions.

Separate from the cybersecurity risks of the Bitcoin protocol, entities that custody or facilitate the transfers or trading of bitcoin have been frequent and successful targets of cybersecurity attacks, leading to significant theft of bitcoin.

If any of these exploitations or attacks occur, it could result in a loss of public confidence in bitcoin and a decline in the value of bitcoin and, as a result, adversely impact an investment in the Shares.

Bitcoin transactions are irrevocable and stolen or incorrectly transferred bitcoin may be irretrievable. As a result, any incorrectly executed bitcoin transactions could adversely affect an investment in the Trust.

Bitcoin transactions are not reversible. Once a transaction has been verified and recorded in a block that is added to the Bitcoin blockchain, an incorrect transfer of a digital asset, such as bitcoin, or a theft of bitcoin generally will not be reversible and the Trust may not be capable of seeking compensation for any such transfer or theft. To the extent that the Trust is unable to successfully seek redress for such error or theft, such loss could adversely affect an investment in the Trust.

The custody of the Trust’s bitcoin is handled by the Bitcoin Custodian, and the transfer of bitcoin to and from Authorized Participants or their agents is directed by the Sponsor. If the Bitcoin Custodian’s internal procedures and controls are inadequate to safeguard the

Trust’s bitcoin holdings, and the Trust’s private key(s) is (are) lost, destroyed or otherwise compromised and no backup of the private key(s) is (are) accessible, the Trust will be unable to access its bitcoin, which could adversely affect an investment in the Shares of the Trust. In addition, if the Trust’s private key(s) is (are) misappropriated and the Trust’s bitcoin holdings are stolen, including from or by the Bitcoin Custodian, the Trust could lose some or all of its bitcoin holdings, which could adversely impact an investment in the Shares of the Trust.

Security threats to the Trust’s account with the Bitcoin Custodian could result in the halting of Trust operations and a loss of Trust assets or damage to the reputation of the Trust, each of which could result in a reduction in the price of the Shares.

The Trust and its service providers’ use of internet, technology and information systems (including mobile devices and cloud-based service offerings) may expose the Trust to potential risks linked to cyber-security breaches of those technological or information systems. Security breaches, computer malware, ransomware and computer hacking attacks have been a prevalent concern in relation to digital assets. The Sponsor believes that the Trust’s bitcoin held in the Trust’s account with the Bitcoin Custodian will be an appealing target to hackers or malware distributors seeking to destroy, damage or steal the Trust’s bitcoin and will only become more appealing as the Trust’s assets grow. To the extent that the Trust, the Sponsor or the Bitcoin Custodian is unable to identify and mitigate or stop new security threats or otherwise adapt to technological changes in the digital asset industry, the Trust’s bitcoin may be subject to theft, loss, destruction or other attack.

The Sponsor has evaluated the security procedures in place for safeguarding the Trust’s bitcoin. Nevertheless, the security procedures cannot guarantee the prevention of any loss due to a security breach, software defect or act of God that may be borne by the Trust.

The security procedures and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee of the Sponsor, the Bitcoin Custodian, or otherwise, and, as a result, an unauthorized party may obtain access to the Trust’s account with the Bitcoin Custodian, the private keys (and therefore bitcoin) or other data of the Trust. Additionally, outside parties may attempt to fraudulently induce employees of the Sponsor, the Bitcoin Custodian, or the Trust’s other service providers to disclose sensitive information in order to gain access to the Trust’s infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, the Sponsor and the Bitcoin Custodian may be unable to anticipate these techniques or implement adequate preventative measures.

An actual or perceived breach of the Trust’s account with the Bitcoin Custodian could harm the Trust’s operations, result in partial or total loss of the Trust’s assets, damage the Trust’s reputation and negatively affect the market perception of the effectiveness of the Trust, all of which could in turn reduce demand for the Shares, resulting in a reduction in the price of the Shares. The Trust may also cease operations, the occurrence of which could similarly result in a reduction in the price of the Shares.

While the Sponsor has established business continuity plans and systems that it believes are reasonably designed to prevent cyber attacks, there are inherent limitations in such plans and systems including the possibility that certain risks have not been, or cannot be, identified. Service providers may have limited indemnification obligations to the Trust, which could be negatively impacted as a result.

If the Bitcoin Custody Agreement is terminated or the Bitcoin Custodian or Prime Broker fail to provide services as required, the Sponsor may need to find and appoint a replacement custodian and/or prime broker, which could pose a challenge to the safekeeping and safe transfer of the Trust’s bitcoins, and the Trust’s ability to continue to operate may be adversely affected.

The Trust is dependent on the Bitcoin Custodian to operate. The Bitcoin Custodian performs essential functions in terms of safekeeping the Trust’s bitcoin, and its affiliate, Coinbase may be utilized by the Trust to facilitate the selling of bitcoin by the Trust to pay the Sponsor Fee and, to the extent applicable, other Trust expenses, or in certain circumstances, to purchase and sell bitcoin in connection with cash creation or redemption transactions. If the Bitcoin Custodian or Prime Broker fail to perform the functions they perform for the Trust due to insolvency, business failure or interruption, default, failure to perform, security breach, or other problems affecting the Bitcoin Custodian or the Prime Broker, the Trust may be unable to operate or create or redeem Creation Baskets, which could force the Trust to liquidate or adversely affect the price of the Shares.

On March 22, 2023, Coinbase and the Bitcoin Custodian’s parent company, Coinbase Global Inc. (“Coinbase Global” and together, the “Relevant Coinbase Entities”) received a “Wells Notice” from the SEC staff stating that the SEC staff made a “preliminary determination” to recommend that the SEC file an enforcement action against the Relevant Coinbase Entities alleging violations of the federal securities laws, including the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Securities Act of 1933, as amended (the “Securities Act”). According to Coinbase Global’s public reporting company disclosure, based on discussions with the SEC staff, the Relevant Coinbase Entities believe these potential enforcement actions would relate to aspects of the Relevant Coinbase Entities’ Coinbase Prime service, spot market, staking service Coinbase Earn, and Coinbase Wallet and the potential civil action may seek injunctive relief, disgorgement, and civil penalties. On June 6, 2023, the SEC filed a complaint against the Relevant Coinbase Entities in federal district court in the Southern District of New York, alleging, inter alia: (i) that Coinbase has violated the Exchange Act by failing to register with the SEC as a national securities exchange, broker-dealer, and clearing agency, in connection with activities involving certain identified digital assets that the SEC’s complaint alleges are securities, (ii) that Coinbase has violated the Securities Act by failing to register with the SEC the offer and sale of its staking program, and (iii) that Coinbase Global is jointly and severally liable as a control person under the Exchange Act for Coinbase’s violations of the Exchange Act to the same extent as Coinbase The SEC’s complaint against the Relevant Coinbase Entities does not allege that bitcoin is a security nor does it allege that Coinbase’s activities involving bitcoin caused the alleged registration violations, and the Bitcoin Custodian was not named as a defendant. The SEC’s complaint seeks a permanent injunction against the Relevant Coinbase Entities to prevent them from violations of the Exchange Act or Securities Act, disgorgement, civil monetary penalties, and such other relief as the court deems appropriate or necessary. Coinbase could be required, as a result of a judicial determination, or could choose, to restrict or curtail the services it offers, or its financial condition and ability to provide prime brokerage services to the Trust could be affected. If Coinbase were to be required or choose as a result of a regulatory action (including, for example, the litigation initiated by the SEC), to restrict or curtail the services it offers, it could negatively affect the Trust’s ability to operate or process creations or redemptions of Creation Baskets, which could force the Trust to liquidate or adversely affect the price of the Shares. While the Bitcoin Custodian is not named in the complaint, if Coinbase Global, as the parent of the Bitcoin Custodian, is required, as a result of a judicial determination, or could choose, to restrict or curtail the services its subsidiaries provide to the Trust, or its financial condition is negatively affected, it could negatively affect the Trust’s ability to operate.

If the Bitcoin Custody Agreement is terminated, the Sponsor may not be able to find a party willing to serve as the custodian of the Trust’s bitcoin or as the Trust’s prime broker under the same terms as the current Bitcoin Custody Agreement or at all. To the extent that Sponsor is not able to find a suitable party willing to serve as the custodian or prime broker, the Sponsor may be required to terminate the Trust and liquidate the Trust’s bitcoin. In addition, to the extent that the Sponsor finds a suitable party but must enter into a modified Bitcoin Custody Agreement that is less favorable for the Trust or Sponsor, the value of the Shares could be adversely affected.

Loss of a critical banking relationship for, or the failure of a bank used by, the Execution Agent could adversely impact the Trust’s ability to create or redeem Creation Baskets, or could cause losses to the Trust.

The Execution Agent is responsible for selling bitcoin on behalf of the Trust to pay the Sponsor Fee and, to the extent applicable, other Trust expenses. In addition, the Execution Agent will purchase or sell bitcoin in connection with cash creations and redemptions. The Execution Agent may rely on bank accounts to provide its execution services and hold any cash related to a customer’s purchase or sale of bitcoin. To the extent that the Execution Agent faces difficulty establishing or maintaining banking relationships, the loss of the Execution Agent’s banking partners or the imposition of operational restrictions by these banking partners and the inability for the Execution Agent to utilize other financial institutions may result in a disruption of creation and redemption activity of the Trust, or cause other operational disruptions or adverse effects for the Trust.

The Trust could also suffer losses in the event that a bank in which the Execution Agent holds customer cash fails, becomes insolvent, enters receivership, is taken over by regulators, enters financial distress, or otherwise suffers adverse effects to its financial condition or operational status. For example, Silvergate Bank, Silicon Valley Bank, Signature Bank, and First Republic Bank recently experienced financial distress, including voluntary liquidation and receiverships.

Changing circumstances and market conditions, some of which may be beyond the Trust’s or the Sponsor’s control, could impair the Trust’s ability to access the Trust’s cash associated with the Trust’s orders to purchase or sell bitcoin in connection with payment of the Sponsor Fee, and to the extent applicable, other Trust expenses, or in connection with creation and redemption transactions. If the Execution Agent were to experience financial distress or its financial condition is otherwise affected by the failure of its banking partners, the Execution Agent’s ability to provide services to the Trust could be affected. Moreover, the future failure of a bank at which the Execution Agent maintains customer cash could result in losses to the Trust, to the extent the balances are not subject to deposit insurance.

The Execution Agent may utilize the services of the Prime Broker to route Trust orders through certain Connected Trading Venues. The loss or failure of any such Connected Trading Venues may adversely affect the Execution Agent’s ability to execute the Trust’s bitcoin transactions and cause losses for the Trust.

In connection with selling bitcoin on behalf of the Trust, the Execution Agent (acting as agent of the Trust) may elect to route bitcoin purchase or sale orders to a trading platform operated by Coinbase, Inc., the Prime Broker. The Prime Broker provides access to a number of trading platforms and venues where the Execution Agent, acting on behalf of the Trust, may execute orders to buy and sell bitcoin (each such venue, a “Connected Trading Venue”). In connection with these activities, the Prime Broker may hold bitcoin with such Connected Trading Venues for a short time in order to effect the Trust’s orders. If the Prime Broker were unable to access to these Connected Trading Venues, its trading services (and therefore the Execution Agent’s services as well) could be adversely affected to the extent that the Execution Agent is limited in its ability to execute order flow for the Trust, and the Trust could suffer resulting losses or disruptions to its operations. While the Prime Broker has policies and procedures to oversee Connected Trading Venues, if any of these venues experience any technical, legal, regulatory or other adverse events, such as shutdowns, delays, system failures, suspension of withdrawals, illiquidity, insolvency, or loss of customer assets, the Execution Agent, on behalf of the Trust, might not be able to fully recover the Trust’s bitcoin.

A disruption of the internet may affect the use of bitcoin and subsequently the value of the Shares.

Bitcoin is dependent upon the internet. A significant disruption in internet connectivity could disrupt the Bitcoin network’s operations until the disruption is resolved and have an adverse effect on the price of bitcoin. In particular, some variants of digital assets have been subjected to a number of denial-of-service attacks, which have led to temporary delays in block creation and in the transfer of the digital assets. While in certain cases in response to an attack, an additional hard fork has been introduced to increase the cost of certain network functions, the relevant network has continued to be the subject of additional attacks. Moreover, it is possible that if bitcoin increases in value, it may become a bigger target for hackers and subject to more frequent hacking and denial-of-service attacks.

Bitcoin is also susceptible to border gateway protocol (“BGP”) hijacking. Such an attack can be a very effective way for an attacker to intercept traffic en route to a legitimate destination. BGP hijacking impacts the way different nodes and miners are connected to one another to isolate portions of them from the remainder of the network, which could lead to a risk of the network allowing double-spending and other security issues. If BGP hijacking occurs on the Bitcoin network, participants may lose faith in the security of bitcoin, which could affect bitcoin’s value and consequently the value of the Shares.

Any future attacks that impact the ability to transfer bitcoin could have a material adverse effect on the price of bitcoin and the value of an investment in the Shares.

Regulatory Risk.

As bitcoin and the broader digital assets ecosystem has grown, it has begun to attract more regulatory attention around the globe. The future regulatory environment is uncertain and may vary by country or even within countries. Failure to appropriately regulate the digital assets ecosystem could stifle innovation, which could adversely impact the value of the Shares.

As bitcoin and digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including the Financial Crimes Enforcement Network (“FinCEN”), SEC, OCC, CFTC, FINRA, the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS, state financial institution regulators, and others) have been examining the operations of digital asset networks, digital asset users and the digital asset trading platform market. Many of these state and federal agencies have brought enforcement actions and issued advisories and rules relating to digital asset markets. Ongoing and future regulatory actions with respect to digital assets generally or any single digital asset in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares and/or the ability of the Trust to continue to operate.

For example, the events of 2022, including among others the bankruptcy filings of FTX and its subsidiaries, Three Arrows Capital, Celsius Network, Voyager Digital, Genesis, BlockFi and others, and other developments in the digital asset markets, have resulted in calls for heightened scrutiny and regulation of the digital asset industry, with a specific focus on intermediaries such as digital asset trading platforms and custodians. Federal and state legislatures and regulatory agencies may introduce and enact new laws and regulations to regulate crypto asset intermediaries, such as digital asset trading platforms and custodians. The March 2023 collapses of Silicon Valley Bank, Silvergate Bank, and Signature Bank, which in some cases provided services to the digital assets industry, or similar future events, may amplify and/or accelerate these trends. On January 3, 2023, the federal banking agencies issued a joint statement on crypto-asset risks to banking organizations following events which exposed vulnerabilities in the crypto-asset sector, including the risk of fraud and scams, legal uncertainties, significant volatility, and contagion risk. Although banking organizations are not prohibited from crypto-asset related activities, the agencies have expressed significant safety and soundness concerns with business models that are concentrated in crypto-asset related activities or have concentrated exposures to the crypto-asset sector.

US federal and state regulators, as well as the White House, have issued reports and releases concerning crypto assets, including Bitcoin and crypto asset markets. Further, in 2023 the House of Representatives formed two new subcommittees: the Digital Assets, Financial Technology and Inclusion Subcommittee and the Commodity Markets, Digital Assets, and Rural Development Subcommittee, each of which were formed in part to analyze issues concerning crypto assets and demonstrate a legislative intent to develop and consider the adoption of federal legislation designed to address the perceived need for regulation of and concerns surrounding the crypto industry. However, the extent and content of any forthcoming laws and regulations are not yet ascertainable with certainty, and it may not be ascertainable in the near future. A divided Congress makes any prediction difficult. We cannot predict how these and other related events will affect us or the crypto asset business.

In August 2021, the chair of the SEC stated that he believed investors using digital asset trading platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. The chair expressed a need for the SEC to have additional authorities to prevent transactions, products, and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” The chair called for federal legislation centering on digital asset trading, lending, and decentralized finance platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. Moreover, President Biden’s March 9, 2022 Executive Order, asserting that technological advances and the rapid growth of the digital asset markets “necessitate an evaluation and alignment of the United States Government approach to digital assets,” signals an ongoing focus on digital asset policy and regulation in the United States. A number of reports issued pursuant to the Executive Order have focused on various risks related to the digital asset ecosystem, and have recommended additional legislation and regulatory oversight. There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets.

It is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how they might impact the ability of digital asset markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets generally and bitcoin held by the Trust specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on the Trust and the Shares.

The Financial Crimes Enforcement Network (“FinCEN”) requires any administrator or exchanger of convertible digital assets to register with FinCEN as a money transmitter and comply with the anti-money laundering regulations applicable to money transmitters. In 2015, FinCEN assessed a $700,000 fine against a sponsor of a digital asset for violating several requirements of the Bank Secrecy Act by acting as a money services business and selling the digital asset without registering with FinCEN, and by failing to implement and maintain an adequate anti-money laundering program. In 2017, FinCEN assessed a $110 million fine against BTC-e, a now defunct digital asset trading platform, for similar violations. The requirement that trading platforms that do business in the U.S. register with FinCEN and comply with anti-money laundering regulations may increase the cost of buying and selling bitcoin and therefore may adversely affect the price of bitcoin and an investment in the Shares. In a March 2018 letter from FinCEN’s assistant secretary for legislative affairs to U.S. Senator Ron Wyden, the assistant secretary indicated that under current law both the developers and the trading platforms involved in the sale of tokens in an initial coin offering (“ICO”) may be required to register with FinCEN as money transmitters and comply with the anti-money laundering regulations applicable to money transmitters.

The Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury (the “U.S. Treasury Department”) has added digital currency addresses to the list of Specially Designated Nationals whose assets are blocked, and with whom U.S. persons are generally prohibited from dealing. Such actions by OFAC, or by similar organizations in other jurisdictions, may introduce uncertainty in the market as to whether bitcoin that has been associated with such addresses in the past can be easily sold. This “tainted” bitcoin may trade at a substantial discount to untainted bitcoin. Reduced fungibility in the Bitcoin markets may reduce the liquidity of bitcoin and therefore adversely affect their price.

In February 2020, then-U.S. Treasury Secretary Steven Mnuchin stated digital assets were a “crucial area” on which the U.S. Treasury Department has spent significant time. Secretary Mnuchin announced that the U.S. Treasury Department is preparing significant new regulations governing digital asset activities to address concerns regarding the potential use for facilitating money laundering and other illicit activities. In December 2020, FinCEN, a bureau within the U.S. Treasury Department, proposed a rule that would require financial institutions to submit reports, keep records, and verify the identity of customers for certain transactions to or from so-called “unhosted” wallets, also commonly referred to as self-hosted wallets. In January 2021, U.S. Treasury Secretary nominee Janet Yellen stated her belief that regulators should “look closely at how to encourage the use of digital assets for legitimate activities while curtailing their use for malign and illegal activities.”

Under regulations from the New York State Department of Financial Services (“NYSDFS”), businesses involved in digital asset business activity for third parties in or involving New York, excluding merchants and consumers, must apply for a license, commonly known as a BitLicense, from the NYSDFS and must comply with anti-money laundering, cyber security, consumer protection, and financial and reporting requirements, among others. As an alternative to a BitLicense, a firm can apply for a charter to become a limited purpose trust company under New York law qualified to engage in digital asset business activity. Other states have considered or approved digital asset business activity statutes or rules, passing, for example, regulations or guidance indicating that certain digital asset business activities constitute money transmission requiring licensure.

The inconsistency in applying money transmitting licensure requirements to certain businesses may make it more difficult for these businesses to provide services, which may affect consumer adoption of bitcoin and its price. In an attempt to address these issues, the Uniform Law Commission passed a model law in July 2017, the Uniform Regulation of Virtual Currency Businesses Act, which has many similarities to the BitLicense and features a multistate reciprocity licensure feature, wherein a business licensed in one state could apply for accelerated licensure procedures in other states. It is still unclear, however, how many states, if any, will adopt some or all of the model legislation.

The transparency of blockchains has in the past facilitated investigations by law enforcement agencies. However, certain privacy-enhancing features have been or are expected to be introduced to a number of digital asset networks, and these features may provide law enforcement agencies with less visibility into transaction histories. Although no regulatory action has been taken to treat privacy-enhancing digital assets differently, this may change in the future.

In addition, a determination that bitcoin is a security under U.S. or foreign law could adversely affect an investment in the Shares.

As an owner of Shares, you will not have the rights normally associated with ownership of other types of shares.

Shares are not entitled to the same rights as shares issued by a corporation. By acquiring Shares, you are not acquiring the right to elect directors, to receive dividends, to vote on most matters regarding the issuer of the Shares or to take other actions normally associated with the ownership of shares.

The Sponsor and the Trustee may agree to amend the Trust Agreement without the consent of the Shareholders.

The Sponsor and the Trustee may agree to amend the Trust Agreement without Shareholder consent. The Sponsor shall determine the content and manner of delivery of any notice of any Trust Agreement amendment. Such notice may be provided on the Trust’s website, in a prospectus supplement, through a current report on Form 8-K and/or in the Trust’s annual or quarterly reports. If an amendment to the Trust Agreement imposes new fees and charges or increases existing fees or charges, including the Sponsor Fee (except for taxes and other governmental charges, registration fees or other such expenses), or prejudices a substantial existing right of Shareholders, it will become effective for outstanding Shares 30 days after notice of such amendment is given to registered owners. Shareholders that are not registered owners (which most Shareholders will not be) may not receive specific notice of a fee increase other than through an amendment to the Prospectus. Moreover, at the time an amendment becomes effective, by continuing to hold Shares, Shareholders are deemed to consent and agree to the amendment and to be bound by the Trust Agreement as amended without specific agreement to such increase (other than through the “negative consent” procedure described above).

Shareholders do not have the protections associated with ownership of Shares in an investment company registered under the Investment Company Act of 1940 (the “1940 Act”) or the protections afforded by the Commodity Exchange Act (the “CEA”).

The Trust is not an investment company subject to the 1940 Act, and the Sponsor believes that the Trust is not required to register under such act. Accordingly, investors do not have the protections afforded by that statute, which is designed to ensure that registered funds are acting in their investors’ best interests, minimize conflicts of interest and provide for the impartial oversight of investment companies. For example, registered investment companies subject to the 1940 Act must have a board of directors, a certain minimum percentage of whom must be independent (generally, at least a majority). Further, registered investment companies’ advisory and sub-advisory contracts must be annually reapproved by a majority of (1) the entire board of directors and (2) the independent directors. Additionally, such registered investment companies are subject to prohibitions and restrictions on transactions with their affiliates and required to maintain fund assets with special types of custodians (generally, banks or broker-dealers). Moreover, such registered investment companies are subject to significant limits on the use of leverage, as well as limits on the form of capital structure and the types of securities a registered fund can issue. In addition, under Section 36(b) of the 1940 Act, investment advisers to registered investment companies have an express fiduciary duty with respect to their receipt of compensation for services.

The Trust will not hold or trade in commodity interests regulated by the CEA, as administered by the CFTC. Furthermore, the Sponsor believes that the Trust is not a commodity pool for purposes of the CEA, and that neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with the operation of the Trust. Consequently, Shareholders will not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools.

The exclusive jurisdiction for certain types of actions and proceedings and waiver of trial by jury clauses set forth in the Trust Agreement may have the effect of limiting a Shareholder’s rights to bring legal action against the Trust and could limit a purchaser’s ability to obtain a favorable judicial forum for disputes with the Trust.

The Trust Agreement provides that the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction, any other courts located in Delaware will be the exclusive jurisdiction for any claims, suits, actions or proceedings, provided that (i) the forum selection provisions do not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction and (ii) the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under any federal securities law. By purchasing Shares in the Trust, Shareholders waive certain claims that the courts of the State of Delaware and any other courts located in Delaware is an inconvenient venue or is otherwise inappropriate. As such, Shareholder could be required to litigate a matter relating to the Trust in a Delaware court, even if that court may otherwise be inconvenient for the Shareholder.

The Trust Agreement also provides that each Shareholder waives the right to trial by jury in any such claim, suit, action or proceeding. If a lawsuit is brought against the Trust, it may be heard only by a judge or justice of the applicable trial court, which would be conducted according to different civil procedures and may result in different outcomes than a trial by jury would have, including results that could be less favorable to the plaintiffs in any such action. No Shareholder can waive compliance with respect to the U.S. federal securities laws and the rules and regulations promulgated thereunder.

If a Shareholder opposed a jury trial demand based on the waiver, the applicable court would determine whether the waiver was enforceable based on the facts and circumstances of that case in accordance with applicable federal laws. To our knowledge, the enforceability of a contractual pre-dispute jury trial waiver in connection with claims arising under the U.S. federal securities laws has not been finally adjudicated by the U.S. Supreme Court. However, we believe that a contractual pre-dispute jury trial waiver provision is generally enforceable, including under the laws of the State of Delaware, which govern the Trust Agreement. By purchasing Shares in the Trust, Shareholders waive a right to a trial by jury which may limit a Shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Trust.

As the Sponsor and its management have limited history of operating investment vehicles like the Trust, their experience may be inadequate or unsuitable to manage the Trust.

While the Sponsor, its management team, and the Execution Agent operate other investment vehicles that, like the Trust, specifically invest in digital assets, they have a limited track record. This limited experience poses several potential risks to the effective management and operation of the Trust. Digital assets, such as bitcoin, are known for their high volatility, unique technical, legal and regulatory challenges, and rapidly evolving market dynamics. The Sponsor’s limited experience in this specific field may not fully equip them to navigate these complexities effectively.

The past performance of the Sponsor’s or the Execution Agent’s management in other investment vehicles are no indication of their ability to manage an investment vehicle such as the Trust. The unique nature of digital assets makes past performance an unreliable indicator of future success in this area. The digital asset market is technology-driven and requires a deep understanding of the underlying blockchain technology and security considerations. The Sponsor’s limited experience may not fully encompass the technical expertise required to mitigate risks such as cyber threats, technological failures, or operational errors related to digital asset transactions and custody.

Should the experience of the Sponsor, its management team, or the Execution Agent prove inadequate or unsuitable for managing a digital asset-based investment vehicle like the Trust, it could result in suboptimal decision-making, increased operational risks, and potential legal or regulatory non-compliance. These factors could adversely affect the Trust’s operations, leading to potential losses for investors or a decrease in the Trust’s overall value.

Furthermore, the Sponsor and the Execution Agent are currently engaged in the management of other investment vehicles which could divert their attention and resources. If the Sponsor were to experience difficulties in the management of such other investment vehicles that damaged the reputation of either the Sponsor or the Execution Agent, it could have an adverse impact on their ability to continue to serve as Sponsor or Execution Agent, respectively, for the Trust.

Future regulations may require the Trust and the Sponsor to become registered, which may cause the Trust to liquidate.

Current and future legislation, SEC and CFTC rulemaking, and other regulatory developments may impact the manner in which bitcoin is treated for classification and clearing purposes. In particular, certain transactions in bitcoin may be deemed to be commodity interests under the CEA or bitcoin may be classified by the SEC as a “security” under U.S. federal securities laws. Public statements made in the past by senior officials at the SEC, including a June 2018 speech by the director of the SEC’s Division of Corporation Finance, indicate that such officials do not believe that bitcoin is a security. Such statements are not official policy statements by the SEC and reflect only the speaker’s views, which are not binding on the SEC or any other agency or court. If bitcoin is determined to be a “security” under federal or state securities laws by the SEC or any other agency, or in a proceeding in a court of law or otherwise, it may have material adverse consequences for bitcoin as a digital asset. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Trust. If the Sponsor decides to dissolve the Trust in response to the changed regulatory circumstances, the Trust may be dissolved or liquidated at a time that is disadvantageous to Shareholders.

The SEC has not asserted regulatory authority over bitcoin or trading or ownership of bitcoin and has not expressed the view that bitcoin should be classified or treated as a security for purposes of U.S. federal securities laws. In fact, senior members of the staff of the SEC have expressed the view that bitcoin is not a security under the federal securities laws. However, the SEC has commented on bitcoin and bitcoin-related market developments and has taken action against investment schemes involving bitcoin. For example, in a recent letter regarding the SEC’s review of proposed rule changes to list and trade shares of certain bitcoin-related investment vehicles on public markets, the SEC staff stated that it has significant investor protection concerns regarding the markets for digital assets, including the potential for market manipulation and fraud. In March 2018, it was reported that the SEC was examining as many as 100 investment funds with strategies focused on digital assets. The reported focus of the examinations is on the accuracy of risk disclosures to investors in these funds, digital asset pricing practices, and compliance with rules meant to prevent the theft of investor funds, as well as on information gathering so that the SEC can better understand new technologies and investment products. It has further been reported that some of these funds have received subpoenas from the SEC’s Enforcement Division. The SEC also has determined that certain digital assets are securities under the U.S. securities laws. In these determinations, the SEC reasoned that the unregistered offer and sale of digital assets can, in certain circumstances, including ICOs, be considered illegal public offering of securities. A significant amount of funding for digital asset startups has come from ICOs, and if ICOs are halted or face obstacles, or companies that rely on them face legal action or investigation, it could have a negative impact on the value of digital assets, including bitcoin. Finally, the SEC’s Division of Examinations (“Examinations”) has stated that digital assets are an examination priority. In particular, Examinations has expressed its intent to focus its examination on portfolio management of digital assets, safety of client funds and assets, pricing and valuation of client portfolios, compliance and internal controls, and supervision of employee outside business activities.

The CFTC has regulatory jurisdiction over the bitcoin futures markets. In addition, because the CFTC has determined that bitcoin is a “commodity” under the CEA and the rules thereunder, it has jurisdiction to prosecute fraud and manipulation in the cash, or spot, market for bitcoin. Beyond instances of fraud or manipulation, the CFTC generally does not oversee cash or spot market exchanges or transactions involving bitcoin that do not utilize collateral, leverage, or financing. The National Futures Association (“NFA”) is the self-regulatory agency for the U.S. futures industry, and as such has jurisdiction over bitcoin futures. However, the NFA does not have regulatory oversight authority for the cash or spot market for bitcoin trading or transactions.

Bitcoin and other digital assets currently face an uncertain regulatory landscape in many foreign jurisdictions such as the European Union, China, the United Kingdom, Australia, Russia, Israel, Poland, India and Canada. Cybersecurity attacks by state actors, particularly for the purpose of evading international economic sanctions, are likely to attract additional regulatory scrutiny to the acquisition, ownership, sale and use of digital assets, including bitcoin. Moreover, other events, such as the interruption in telecommunications or internet services, cyber-related terrorist acts, civil disturbances, war or other catastrophes, could also negatively affect the digital asset economy in one or more jurisdictions. For example, Russia’s invasion of Ukraine on February 24, 2022 led to volatility in digital asset prices, with an initial steep decline followed by a sharp rebound in prices. The effect of any existing regulation or future regulatory change or other events on the Trust or bitcoin is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Shares. Various foreign jurisdictions have adopted, and may continue to adopt in the near future, laws, regulations or directives that affect bitcoin, particularly with respect to bitcoin trading platforms and service providers that fall within such jurisdictions’ regulatory scope. On May 21, 2021, Chinese Vice Premier Liu He and the State Council issued a statement aiming to crackdown on bitcoin mining in China. Over the subsequent weeks, multiple regions began to shut down mining operations, including what was estimated to be the three largest Chinese mining regions in Xinjiang, Sichuan, and Inner Mongolia. This resulted in a material decrease in the global bitcoin hash rate. Such laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of bitcoin by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the bitcoin economy in these jurisdictions as well as in the United States and elsewhere, or otherwise negatively affect the value of bitcoin, and, in turn, the value of the Shares.

In addition to financial regulation, because of the high energy usage required for bitcoin mining, bitcoin may be subject to regulation stemming from energy usage and/or climate concerns. For example, as of December 31, 2022, approximately 245 million tera hashes are performed every second in connection with mining on the Bitcoin network. Although measuring the electricity consumed by this process is difficult because these operations are performed by various machines with varying levels of efficiency, the process consumes a significant amount of energy. The operations of the Bitcoin network and other digital asset networks may also consume significant amounts of energy. Further, in addition to the direct energy costs of performing calculations on any given digital asset network, there are indirect costs that impact a network’s total energy consumption, including the costs of cooling the machines that perform these calculations. A number of states and countries have adopted, or are considering the adoption of, regulatory frameworks to impede bitcoin mining and/or bitcoin use more broadly. For example, New York State recently failed to pass a bill that would place a moratorium on mining operations for proof-of-work blockchains such as bitcoin. Depending on how futures regulations are formulated and applied, such policies could have the potential to negatively affect the price of bitcoin, and, in turn, the value of the Shares. Increased regulation and the corresponding compliance cost of these regulations could additionally result in higher barriers to entry for bitcoin miners, which could increase the concentration of the hash rate, potentially having a negative impact on the price of bitcoin.

If regulatory changes or interpretations of an Authorized Participant’s, the Trust’s or the Sponsor’s activities require the regulation of an Authorized Participant, the Trust or the Sponsor as a money service business under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act or as a money transmitter or digital asset business under state regimes for the licensing of such businesses, an Authorized Participant, the Trust or the Sponsor may be required to register and comply with such regulations, which could result in extraordinary, recurring and/or nonrecurring expenses to the Authorized Participant, Trust or Sponsor or increased commissions for the Authorized Participant’s clients, thereby reducing the liquidity of the Shares.

To the extent that the activities of any Authorized Participant, the Trust or the Sponsor cause it to be deemed a “money services business” under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, such Authorized Participant, the Trust or the Sponsor may be required to comply with FinCEN regulations, including those that would mandate the Authorized Participant to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records. Similarly, the activities of an Authorized Participant, the Trust or the Sponsor may require it to be licensed as a money transmitter or as a digital asset business, such as under NYSDFS’ BitLicense regulation.

Such additional regulatory obligations may cause an Authorized Participant, the Trust or the Sponsor to incur extraordinary expenses. If an Authorized Participant, the Trust or the Sponsor decide to seek the required licenses, there is no guarantee that they will timely receive them. In addition, to the extent an Authorized Participant, the Trust, or the Sponsor is found to have operated without appropriate state or federal licenses, it may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which could harm the reputation of the Authorized Participant, the Trust or the Sponsor and affect the value of the Shares. Furthermore, an Authorized Participant, the Trust, or the Sponsor may not be able to timely acquire necessary state licenses or be capable of complying with certain federal or state regulatory obligations applicable to money services businesses, money transmitters, and businesses engaged in digital asset activity. An Authorized Participant may also instead decide to terminate its role as Authorized Participant of the Trust, or the Sponsor may decide to dissolve the Trust. Dissolution by an Authorized

Participant may decrease the liquidity of the Shares, which may adversely affect the value of the Shares, and any dissolution of the Trust in response to the changed regulatory circumstances may be at a time that is disadvantageous to the Shareholders.

The tax treatment of bitcoin and transactions involving bitcoin for U.S. federal income tax purpose is uncertain and may change, which could adversely affect the value of an investment in the Shares.

Current U.S. Internal Revenue Service (“IRS”) guidance indicates that bitcoin should be treated and taxed as property, not as currency, for U.S. federal income tax purposes, and that transactions involving the payment of bitcoin in return for goods and services should be treated as barter transactions. Such exchanges result in capital gain or loss measured by the difference between the price at which bitcoin is exchanged and the taxpayer’s basis in the bitcoin. However, because bitcoin is a new technological innovation, because IRS guidance has taken the form of administrative pronouncements that may be modified without prior notice and comment, and because there is as yet little case law on the subject, the U.S. federal income tax treatment of an investment in bitcoin or in transactions relating to investments in bitcoin may change from that described in the Prospectus, possibly with retroactive effect. Any such change in the U.S. federal income tax treatment of bitcoin may have a negative effect on prices of bitcoin and may adversely affect the value of the Shares. In this regard, the IRS has indicated that it has made it a priority to issue additional guidance related to the taxation of virtual currency transactions, such as transactions involving bitcoin. In addition, the IRS and U.S. Department of Treasury have proposed regulations regarding the tax information reporting rules for cryptocurrency transactions. While it has started to issue such additional guidance, whether any future guidance will adversely affect the U.S. federal income tax treatment of an investment in bitcoin or in transactions relating to investments in bitcoin is unknown. Moreover, future developments that may arise with respect to digital currencies may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income tax purposes.

Investors should consult their personal tax advisors before making any decision to purchase the Shares of the Trust. Additionally, the tax considerations contained herein are in summary form and may not be used as the sole basis for the decision to invest in the Shares from a tax perspective, since the individual situation of each investor must also be taken into account. Accordingly, the considerations regarding taxation contained herein should not be used as any sort of material information or tax advice nor are they in any way to be construed as a representation or warranty with respect to specific tax consequences.

The tax treatment of bitcoin and transactions involving bitcoin for state and local tax purposes is uncertain and may change, which could adversely affect the value of an investment in the Shares.

Because bitcoin is a new technological innovation, the tax treatment of bitcoin for state and local tax purposes, including without limitation state and local income and sales and use taxes, is not settled. A number of states have issued their own guidance regarding the tax treatment of certain digital assets for state income or sales and use tax purposes. For example, the New York State Department of Taxation and Finance (“NYSDTF”) has issued guidance regarding the application of state tax law to virtual currency. The agency determined that New York State would follow IRS guidance with respect to the treatment of virtual currency for state income tax purposes. Furthermore, the NYSDTF concluded that virtual currency is a form of “intangible property,” meaning that transactions using virtual currency to purchase goods or services may be subject to state sales tax under barter transaction treatment. It is uncertain what guidance, if any, on the treatment of bitcoin for state and local tax purposes may be issued in the future. Such treatment may have negative consequences for investors in digital assets, including the potential imposition of a greater tax burden on investors in digital assets or the potential imposition of greater costs on the acquisition and disposition of digital assets. In either case, such different tax treatment may potentially have a negative effect on the price of bitcoin and a negative impact on the NAV of the Trust.

A hard “fork” or airdrop of the Bitcoin blockchain could result in Shareholders incurring a tax liability.

If a hard fork, airdrop or similar event occurs in the Bitcoin blockchain, the Sponsor will instruct the Trust to immediately and irrevocably disclaim all rights to the IR Virtual Currency so created. Although the Sponsor will instruct the Trust to immediately and irrevocably disclaim all rights to the IR Virtual Currency so created, it is possible that Shareholders may still incur a federal income tax liability as a result of a hard fork, airdrop or similar event if, for example, the IRS does not recognize such a disclaimer. Under current guidance, the IRS has held that a hard fork resulting in the receipt of new units of cryptocurrency is a taxable event giving rise to ordinary income. While the IRS has not addressed all situations in which airdrops occur, it is clear from the reasoning of the IRS’s current guidance that it generally would treat an airdrop as a taxable event giving rise to ordinary income.

Current IRS guidance does not address whether income recognized by a non-U.S. person as a result of a hard fork, airdrop or similar occurrence could be subject to the 30% withholding tax imposed on U.S. source “fixed or determinable annual or periodical gains, profits and income” (“FDAP”). A Non-U.S. Shareholder (as defined under “U.S. Federal Income Tax Consequences” below) should assume that, in the absence of guidance, a withholding agent (including the Sponsor) is likely to withhold 30% of any such income recognized by a Non-U.S. Shareholder in respect of its Shares, including by deducting such withheld amounts from proceeds that such Non-U.S. Shareholder would otherwise be entitled to receive in connection with a distribution of the new digital asset.

The receipt, distribution and/or sale of the new digital asset may cause Shareholders to incur a United States federal, state, and/or local, or non-U.S. tax liability. Any tax liability could adversely impact an investment in the Shares and may require Shareholders to prepare and file tax returns they would not otherwise be required to prepare and file.

A U.S. Tax-Exempt Shareholder may recognize “unrelated business taxable income” as a consequence of an investment in the Shares.

Under current IRS guidance, hard forks, airdrops and similar events with respect to digital assets will under certain circumstances be treated as taxable events giving rise to ordinary income. In the absence of guidance to the contrary, it is possible that any such income recognized by a U.S. Tax-Exempt Shareholder (as defined under “U.S. Federal Income Tax Consequences” below) would constitute “unrelated business taxable income” (“UBTI”). U.S. Tax-Exempt Shareholders should consult their tax advisers regarding whether such Shareholders may recognize UBTI as a consequence of an investment in the Shares.

Intellectual property rights claims may adversely affect the operation of the Bitcoin network.

Third parties may assert intellectual property claims relating to the holding and transfer of bitcoin and its source code. Regardless of the merit of any intellectual property or other legal action, any threatened action that reduces confidence in long-term viability or the ability of end-users to hold and transfer bitcoin may adversely affect an investment in the Trust. Additionally, a meritorious intellectual property claim could prevent the Trust and other end-users from accessing, holding or transferring bitcoin, which could force the liquidation of the Trust’s holdings of bitcoin. As a result, an intellectual property claim against the Trust or other large bitcoin participants could adversely affect an investment in the Shares.

Risks Related to the Markets and Service Ecosystems for Bitcoin

The venues through which bitcoin trades are relatively new and may be more exposed to operational problems or failure than trading platforms for other assets, which could adversely affect the value of bitcoin and therefore adversely affect an investment in the Shares.

Platforms through which bitcoin trades are relatively new. Bitcoin trading platforms are generally subject to different regulatory requirements than platforms for trading more traditional assets, and may be subject to limited or no regulation, especially outside the U.S. Furthermore, many such trading platforms, including exchanges and over-the-counter trading venues, do not provide the public with significant information regarding their ownership structure, management teams, corporate practices or regulatory compliance, and may take the position that they are not subject to laws and regulations that would apply to a national securities exchange or designated contract market in the United States, or may, as a practical matter, be beyond the ambit of U.S. regulators. Bitcoin trading platforms may impose daily, weekly, monthly or customer-specific transaction or distribution limits or suspend withdrawals entirely, rendering the exchange of bitcoin for fiat currency difficult or impossible. Participation in bitcoin trading on some platforms requires users to take on credit risk by transferring digital assets from a personal account to a third party’s account, which could discourage trading on those platforms.

Over the past several years, a number of bitcoin trading platforms have been closed due to fraud, failure or security breaches. In many of these instances, the customers of such trading platforms were not compensated or made whole for the partial or complete losses of their account balances in such trading platforms. While smaller trading platforms are less likely to have the infrastructure and capitalization that make larger trading platforms more stable, larger trading platforms are more likely to be appealing targets for hackers and “malware” (i.e., software used or programmed by attackers to disrupt computer operation, gather sensitive information or gain access to private computer systems) and their shortcomings or ultimate failures are more likely to have contagion effects on the digital asset ecosystem. For example, in 2014, the largest bitcoin trading platform at the time, Mt. Gox, filed for bankruptcy in Japan amid reports the trading platform lost up to 850,000 bitcoin, valued then at over $450 million.

As another example, in January 2015, Bitstamp announced that approximately 19,000 bitcoin had been stolen from its operational or “hot” wallets. In August 2016, it was reported that almost 120,000 bitcoin worth around $78 million were stolen from Bitfinex, a large bitcoin trading platform. The value of bitcoin immediately decreased by more than 10% following reports of the theft at Bitfinex. In addition, in December 2017, Yapian, the operator of Seoul-based digital asset trading platform Youbit, suspended digital asset trading and filed for bankruptcy following a hack that resulted in a loss of 17% of Yapian’s assets. Following the hack, Youbit users were allowed to withdraw approximately 75% of the digital assets in their trading platform accounts, with any potential further distributions to be made following Yapian’s pending bankruptcy proceedings. In January 2018, Japan-based trading platform Coincheck reported that over $500 million worth of the digital asset NEM had been lost due to hacking attacks, resulting in significant decreases in the prices of bitcoin, ether and other digital assets as the market grew increasingly concerned about the security of digital assets. Following South Korean-based trading platform Coinrail’s announcement in early June 2018 about a hacking incident, the price of bitcoin and ether dropped more than 10%. In September 2018, Japan-based trading platform Zaif announced that approximately $60 million worth of digital assets, including bitcoin, was stolen due to hacking activities. In May 2019, one of the world’s largest digital asset trading platforms, Binance, was hacked, resulting in losses of approximately $40 million. Further, in November 2022, FTX Trading Ltd. (“FTX”), one of the largest digital asset trading platforms by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. Around the same time, there were reports that approximately $300-600 million of digital assets were removed from FTX and the full facts remain unknown, including whether such removal was the result of a hack, theft, insider activity, or other improper behavior. Various claims and issues related to FTX have not yet been resolved.

Bitcoin trading platforms that are regulated typically must comply with minimum net worth, cybersecurity, and anti-money laundering requirements, but are not typically required to protect customers to the same extent as regulated securities exchanges or futures exchanges.

Some academics and market observers have put forth evidence to support claims that manipulative trading activity has occurred on certain bitcoin trading platforms. For example, in a 2017 paper titled “Price Manipulation in the Bitcoin Ecosystem” sponsored by the Interdisciplinary Cyber Research Center at Tel Aviv University, a group of researchers used publicly available trading data, as well as leaked transaction data from a 2014 Mt. Gox security breach, to identify and analyze the impact of “suspicious trading activity” on Mt. Gox between February and November 2013, which, according to the authors, caused the price of bitcoin to increase from around $150 to more than $1,000 over a two-month period. In August 2017, it was reported that a trader or group of traders nicknamed “Spoofy” was placing large orders on Bitfinex without actually executing them, presumably in order to influence other investors into buying or selling by creating a false appearance that greater demand existed in the market. In December 2017, an anonymous blogger (publishing under the pseudonym Bitfinex’d) cited publicly available trading data to support his or her claim that a trading bot nicknamed “Picasso” was pursuing a paint-the-tape-style manipulation strategy by buying and selling bitcoin and bitcoin cash between affiliated accounts in order to create the appearance of substantial trading activity and thereby influence the price of such assets.

Bitcoin trading platforms used by the Trust may lack certain safeguards to detect and prevent fraudulent or manipulative trading.

Many bitcoin trading platforms lack certain safeguards put in place by exchanges for more traditional assets to enhance the stability of trading on the exchanges and prevent “flash crashes,” such as limit-down circuit breakers. As a result, the prices of bitcoin on trading platforms may be subject to larger and/or more frequent sudden declines than assets traded on more traditional exchanges. Tools to detect and deter fraudulent or manipulative trading activities such as market manipulation, front-running of trades, and wash-trading may not be available to or employed by digital asset trading platforms, or may not exist at all. The SEC has identified possible sources of fraud and manipulation in the bitcoin market generally, including, among others (1) “wash trading”; (2) persons with a dominant position in bitcoin manipulating bitcoin pricing; (3) hacking of the Bitcoin network and trading platforms; (4) malicious control of the Bitcoin network; (5) trading based on material, non-public information (for example, plans of market participants to significantly increase or decrease their holdings in bitcoin, new sources of demand for bitcoin) or based on the dissemination of false and misleading information; (6) manipulative activity involving purported “stablecoins,” including Tether, the activities of stablecoin issuers and their regulatory treatment”); and (7) fraud and manipulation at bitcoin trading platforms. The effect of potential market manipulation, front-running, wash-trading, and other fraudulent or manipulative trading practices may inflate the volumes actually present in crypto market and/or cause distortions in price, which could adversely affect the Trust or cause losses to Shareholders.

Operational problems or failures by bitcoin trading platforms and fluctuations in bitcoin prices may reduce confidence in these platforms or in bitcoin generally, which could adversely affect the price of bitcoin and therefore adversely affect an investment in the Shares.

Anonymity and illicit financing risk.

Although transaction details of peer-to-peer transactions are recorded on the Bitcoin blockchain, a buyer or seller of digital assets on a peer-to-peer basis directly on the Bitcoin network may never know to whom the public key belongs or the true identity of the party with whom it is transacting. Public key addresses are randomized sequences of alphanumeric characters that, standing alone, do not provide sufficient information to identify users. In addition, certain technologies may obscure the origin or chain of custody of digital assets. The opaque nature of the market poses asset verification challenges for market participants, regulators and auditors and gives rise to an increased risk of manipulation and fraud, including the potential for Ponzi schemes, bucket shops and pump and dump schemes. Digital assets have in the past been used to facilitate illicit activities. If a digital asset was used to facilitate illicit activities, businesses that facilitate transactions in such digital assets could be at increased risk of potential criminal or civil lawsuits, or of having banking or other services cut off, and such digital asset could be removed from digital asset trading platforms. Any of the aforementioned occurrences could adversely affect the price of the relevant digital asset, the attractiveness of the respective blockchain network and an investment in the Shares. While the Trust’s bitcoin transactions are expected to be effected by the Execution Agent over-the-counter with known counterparties, if the Trust or the Sponsor were to transact with a sanctioned entity, the Trust or the Sponsor would be at risk of potential criminal or civil lawsuits or liability.

The Trust takes measures with the objective of reducing illicit financing risks in connection with the Trust’s activities. However, illicit financing risks are present in the digital asset markets, including markets for bitcoin. There can be no assurance that the measures employed by the Trust will prove successful in reducing illicit financing risks, and the Trust is subject to the complex illicit financing risks and vulnerabilities present in the digital asset markets. If such risks eventuate, the Trust or the Sponsor or their affiliates could face civil or criminal liability, fines, penalties, or other punishments, be subject to investigation, have their assets frozen, lose access to banking services or services provided by other service providers, or suffer disruptions to their operations, any of which could negatively affect the Trust’s ability to operate or cause losses in value of the Shares.

Furthermore, Authorized Participants, as broker-dealers, and the Execution Agent, Prime Broker and Bitcoin Custodian, as entities licensed to conduct virtual currency business activity by the New York Department of Financial Services and a limited purpose trust company subject to New York Banking Law, respectively, are “financial institutions” subject to the U.S. Bank Secrecy Act, as amended (“BSA”), and U.S. economic sanctions laws. The Trust will only accept bitcoin in connection with creation and redemption requests from Bitcoin Counterparties who have represented to the Trust or the Execution Agent that they have implemented compliance programs that are designed to ensure compliance with applicable sanctions and anti-money laundering laws. In addition, with respect to all bitcoin delivered to the Trust by Bitcoin Counterparties in connection with creation requests, the Bitcoin Counterparties must represent to the Trust or the Execution Agent that it will form a reasonable belief (i) as to the identities of, and conduct necessary diligence with respect to, any counterparties from whom the Bitcoin Counterparty obtains bitcoin being transferred and (ii) that such bitcoin being transferred by the Bitcoin Counterparty to the Trust were not derived from, or associated with, unlawful or criminal activity.

The Sponsor, the Execution Agent and the Trust have adopted and implemented policies and procedures that are designed to ensure that they do not violate applicable AML and sanctions laws and regulations and to comply with any applicable KYC laws and regulations. Each of the Sponsor, the Execution Agent and the Trust will only interact with known third party service providers with respect to whom it has engaged in a due diligence process including a thorough KYC process, such as the Authorized Participants and the Bitcoin Custodian. Authorized Participants, as broker-dealers, and the Bitcoin Custodian, as a limited purpose trust company subject to New York Banking Law, are subject to the BSA and U.S. economic sanctions laws.

The Bitcoin Custodian has adopted and implemented an anti-money laundering and sanctions compliance program that provides protections intended to ensure that the Sponsor and the Trust do not transact with a sanctioned party. Notably, the Bitcoin Custodian performs Know-Your-Transaction (“KYT”) screening using blockchain analytics to identify, detect, and mitigate the risk of transacting with a sanctioned or other unlawful actor. Pursuant to the Bitcoin Custodian’s KYT program, any bitcoin that is delivered to the Trust’s custody account will undergo screening to ensure that the origins of that bitcoin are not illicit.

There is no guarantee that such procedures will always be effective. If the Authorized Participants, the Execution Agent, the Bitcoin Custodian or the Prime Broker were to have inadequate policies, procedures and controls for complying with applicable anti-money laundering and applicable sanctions laws or the Trust’s diligence is ineffective, violations of such laws could result, which could result in regulatory liability for the Trust, the Sponsor, the Trustee or their affiliates under such laws, including governmental fines, penalties, and other punishments, as well as potential liability to or cessation of services by the Bitcoin Custodian. Any of the foregoing could result in losses to the Shareholders or negatively affect the Trust’s ability to operate.

Spot bitcoin markets may be exposed to fraud and market manipulation.

The blockchain infrastructure could be used by certain market participants to exploit arbitrage opportunities through schemes such as front-running, spoofing, pump-and-dump and fraud across different systems, platforms or geographic locations. As a result of reduced oversight, these schemes may be more prevalent in digital asset markets than in the general market for financial products.

The SEC has identified possible sources of fraud and manipulation in the bitcoin market generally, including, among others (1) “wash trading”; (2) persons with a dominant position in bitcoin manipulating bitcoin pricing; (3) hacking of the Bitcoin network and trading platforms; (4) malicious control of the Bitcoin network; (5) trading based on material, non-public information (for example, plans of market participants to significantly increase or decrease their holdings in bitcoin, new sources of demand for bitcoin, etc.) or based on the dissemination of false and misleading information; (6) manipulative activity involving purported “stablecoins,” including Tether; and (7) fraud and manipulation at bitcoin trading platforms.

Over the past several years, a number of bitcoin spot markets have been closed or faced issues due to fraud. In many of these instances, the customers of such bitcoin spot markets were not compensated or made whole for the partial or complete losses of their account balances in such bitcoin trading platforms.

In 2019, there were reports claiming that 80.95% of bitcoin trading volume on digital asset trading platforms was false or noneconomic in nature, with specific focus on unregulated trading platforms located outside of the United States. Such reports alleged that certain overseas trading platforms have displayed suspicious trading activity suggestive of a variety of manipulative or fraudulent practices.

The potential consequences of a spot market’s failure or failure to prevent market manipulation could adversely affect the value of the Shares. Any market abuse, and a loss of investor confidence in bitcoin, may adversely impact pricing trends in bitcoin markets broadly, as well as an investment in Shares of the Trust.

Spot bitcoin markets may be exposed to wash trading.

Spot markets on which bitcoin trades may be susceptible to wash trading. Wash trading occurs when offsetting trades are entered into for other than bona fide reasons, such as the desire to inflate reported trading volumes. Wash trading may be motivated by non-economic reasons, such as a desire for increased visibility on popular websites that monitor markets for digital assets so as to improve their attractiveness to investors who look for maximum liquidity, or it may be motivated by the ability to attract listing fees from token issuers who seek the most liquid and high-volume trading platforms on which to list their coins. Results of wash trading may include unexpected obstacles to trade and erroneous investment decisions based on false information.

Even in the United States, and even on regulated venues there have been allegations of wash trading. Any actual or perceived false trading in the digital asset trading platform market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of bitcoin and/or negatively affect the market perception of bitcoin.

To the extent that wash trading either occurs or appears to occur in spot markets on which bitcoin trades, investors may develop negative perceptions about bitcoin and the digital assets industry more broadly, which could adversely impact the price bitcoin and, therefore, the price of Shares. Wash trading also may place more legitimate digital asset trading platforms at a relative competitive disadvantage.

Spot bitcoin markets may be exposed to front-running.

Spot markets on which bitcoin trades may be susceptible to “front-running,” which refers to the process when someone uses technology or market advantage to get prior knowledge of upcoming transactions. Front-running is a frequent activity on centralized as well as decentralized trading platforms. By using bots functioning on a millisecond-scale timeframe, bad actors are able to take advantage of the forthcoming price movement and make economic gains at the cost of those who had introduced these transactions. The objective of a front runner is to buy a group of tokens at a low price and later sell them at a higher price while simultaneously exiting the position. Front-running happens via manipulations of gas prices or timestamps, also known as slow matching. To extent that front-running occurs, it may result in investor frustration and concerns as to the price integrity of digital asset trading platforms and digital assets more generally.

Spot bitcoin markets may be exposed to momentum pricing.

The market value of bitcoin is not based on any kind of claim, nor backed by any physical asset. Instead, the market value depends on the expectation of being usable in future transactions and continued interest from investors. This strong correlation between an expectation and market value is the basis for the current (and probable future) volatility of the market value of bitcoin and may increase the likelihood of momentum pricing.

Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, is impacted by appreciation in value. Momentum pricing may result in speculation regarding future appreciation in the value of digital assets, which inflates prices and leads to increased volatility. As a result, bitcoin may be more likely to fluctuate in value due to changing investor confidence in future appreciation or depreciation in prices, which could adversely affect the price of bitcoin, and, in turn, an investment in the Trust.

The value of a bitcoin as represented by the Benchmark may also be subject to momentum pricing due to speculation regarding future appreciation in value, leading to greater volatility that could adversely affect the value of the Shares. Momentum pricing of bitcoin has previously resulted, and may continue to result, in speculation regarding future appreciation or depreciation in the value of bitcoin, further contributing to volatility and potentially inflating prices at any given time. These dynamics may impact the value of an investment in Trust.

Some market observers have asserted that in time, the value of bitcoin will fall to a fraction of its current value, or even to zero. Bitcoin has not been in existence long enough for market participants to assess these predictions with any precision, but if these observers are even partially correct, an investment in the Shares may turn out to be substantially worthless.

Political or economic crises may motivate large-scale sales of bitcoin, which could result in a reduction in the prices of bitcoin and adversely affect an investment in the Shares.

As an alternative to fiat currencies that are backed by central governments, bitcoin is subject to supply and demand forces based upon the desirability of an alternative, decentralized means of buying and selling goods and services, and it is unclear how such supply and demand will be impacted by geopolitical events. Nevertheless, political or economic crises may motivate large-scale acquisitions or sales of bitcoin, either globally or locally. Large-scale sales of bitcoin would result in a reduction in its price and adversely affect an investment in the Shares.

Ownership of bitcoin is pseudonymous, and the supply of accessible bitcoin is unknown. Entities with substantial holdings in bitcoin may engage in large-scale sales or distributions, either on nonmarket terms or in the ordinary course, which could result in a reduction in the price of bitcoin and adversely affect an investment in the Shares.

There is no registry showing which individuals or entities own bitcoin or the quantity of bitcoin that is owned by any particular person or entity. It is possible, and in fact, reasonably likely, that a small group of early bitcoin adopters hold a significant proportion of the bitcoin that has been created to date. There are no regulations in place that would prevent a large holder of bitcoin from selling bitcoin it holds. To the extent such large holders of bitcoin engage in large-scale sales or distributions, either on nonmarket terms or in the ordinary course, it could result in a reduction in the price of bitcoin and adversely affect an investment in the Shares. For example, in March 2018, it was reported that the trustee overseeing the bankruptcy of the Mt. Gox trading platform had sold roughly $400 million worth of bitcoin and bitcoin cash belonging to the Mt. Gox bankruptcy estate. While the trustee has publicly stated that the sale was conducted in a manner that would avoid affecting the market price, others have speculated that corresponding reductions in the trading price of bitcoin were a result of these large sales. A significant quantity of bitcoin and bitcoin cash remain in the Mt. Gox bankruptcy estate, and the process for selling the estate’s remaining bitcoin and bitcoin cash has not yet been determined. Further large-scale sales or distributions, either by the Mt. Gox bankruptcy estate or other entities with substantial holdings, could result in selling pressure that may reduce the price of bitcoin and adversely affect an investment in the Shares.

Risks Related to the Trust and the Shares

Several factors may affect the Trust’s ability to achieve its investment objective on a consistent basis.

There is no guarantee that the Trust will meet its investment objective. Factors that may affect the Trust’s ability to meet its investment objective include:

•
the development and maintenance of an active trading market for Shares;
•
the continued participation of Authorized Participants;
•
the ability of Authorized Participants to obtain and dispose of bitcoin in an efficient manner to effectuate creation and redemption orders;
•
the liquidity of the bitcoin market;
•
the functioning of the markets on which bitcoin trades;
•
the compliance of the Trust’s portfolio holdings with investment restrictions, policies or regulatory or tax law requirements; and
•
the ability of the Trust to achieve or maintain an economically viable size.

The Trust is subject to risks due to its concentration of investments in a single asset.

Unlike other funds that may invest in diversified assets, the Trust’s investment strategy is concentrated in a single asset: bitcoin. This concentration maximizes the degree of the Trust’s exposure to a variety of market risks associated with bitcoin, including the rise or fall in its price, sometimes rapidly or unexpectedly. By concentrating its investment strategy solely in bitcoin, any losses suffered as a result of a decrease in the value of bitcoin can be expected to reduce the value of an interest in the Trust and will not be offset by other gains if the Trust were to invest in underlying assets that were diversified.

Shareholders will not receive the benefits of any forks or “airdrops.”

The Bitcoin blockchain may be subject to forks or airdrops that create new digital assets. Shareholders may not receive the benefits of any forks, the Trust may not choose, or be able, to participate in an airdrop, and the timing of receiving any benefits from a fork, airdrop or similar event is uncertain. The Sponsor refers to the right to receive any such benefit as an “Incidental Right” and any such virtual currency acquired through an Incidental Right as “IR Virtual Currency.” If a hard fork, airdrop or similar event occurs in the Bitcoin blockchain, the Sponsor will instruct the Trust to immediately and irrevocably disclaim all rights to the IR Virtual Currency so created. Bitcoin is the only digital asset that will be held by the Trust. In the event the Trust seeks to change its treatment of Incidental Rights or IR Virtual Currency, an application would need to be filed with the SEC by the Exchange seeking approval to amend its listing rules.

Although the Sponsor is under no obligation to do so, an inability to realize the economic benefit of a hard fork or airdrop could adversely affect the value of the Shares. Investors who prefer to have a greater degree of control over events such as forks, airdrops, and similar events, and any assets made available in connection with each, should consider investing in bitcoin directly rather than purchasing Shares.

The Trust is subject to management and operational risks from its Sponsor and service providers.

The Trust is subject to management risk because it relies on the Sponsor’s ability to achieve its investment objective. Shareholders will have very limited voting rights, which will limit their ability to influence matters such as amendment of the Trust Agreement, change in the Trust’s basic investment policy, dissolution of the Trust, or the sale or distribution of the Trust’s assets.

The Trust also is subject to the risk of loss as a result of other services provided by the Sponsor and other service providers, including benchmark, custody, administrative, accounting, tax, legal, custody, transfer agency and other services. Operational risk includes the possibility of loss caused by inadequate procedures and controls, human error and cyber attacks, disruptions and failures affecting, or by, a service provider. In addition, the Sponsor may be required to indemnify its officers, directors and key employees with respect to their activities on behalf of the Trust and other accounts, if the need for indemnification arises. This potential indemnification could cause the Sponsor’s assets to decrease. If the Sponsor’s sources of income are not sufficient to compensate for the indemnification, it could cease operations, which could in turn result in Trust losses and/or dissolution of the Trust.

In addition, the Trust’s service providers, including the Bitcoin Custodian, act in similar capacities for a number of other digital asset ETPs. If those digital asset ETPs experience operational challenges or regulatory problems that impact or implicate one or more of the Trust’s service providers, the Trust’s operations may be adversely impacted as a result. The Sponsor will monitor the services provided by the Trust’s service providers to detect and identify any such potential issues with the service providers.

The Trust as well as the Sponsor and its service providers are vulnerable to the effects of the COVID-19 pandemic and other public crises that may arise in the future, which may adversely affect the performance of the Trust’s investment in bitcoin and your investment in the Trust.

The recent spread of the human coronavirus disease 2019 (“COVID-19”) is an example. In the first quarter of 2020, the World Health Organization (the “WHO”) recognized COVID-19 as a global pandemic and both the WHO and the United States declared the outbreak a public health emergency. The subsequent spread of COVID-19 resulted in, among other significant adverse economic impacts, instances of market closures and dislocations, extreme volatility, liquidity constraints and increased trading costs. Efforts to contain the spread of COVID-19 resulted in travel restrictions, closed international borders, disruptions of healthcare systems, business operations (including business closures) and supply chains, employee layoffs and general lack of employee availability, lower consumer demand, and defaults and credit downgrades, all of which contributed to disruption of global economic activity across many industries and exacerbated other pre-existing political, social and economic risks domestically and globally. Although the WHO and the United States ended their declarations of COVID-19 as a global health emergency in May 2023, the full economic impact at the macro-level and on individual businesses, as well as the potential for a future reoccurrence of COVID-19 or the occurrence of a similar epidemic or pandemic, is unpredictable and could result in significant and prolonged adverse impact on economies and financial markets in specific countries and worldwide and thereby could negatively affect a Fund’s performance.

The Trust’s risk management processes and policies may prove to not be adequate to prevent any loss of the Trust’s bitcoin.

The Sponsor will continue to monitor and evaluate the Trust’s risk management processes and policies and believes that the current risk management processes and procedures are reasonably designed and effective. The Sponsor believes that the security procedures that the Sponsor and the Bitcoin Custodian utilize, such as hardware redundancy, segregation and offline data storage (i.e., the maintenance of data on computers and/or storage media that is not directly connected to or accessible from the internet and/or networked with other computers, also known as “cold storage”) protocols are reasonably designed to safeguard the Trust’s bitcoin from theft, loss, destruction or other issues relating to hackers and technological attack. Despite the number of security procedures that the Sponsor and Bitcoin Custodian employ, it is impossible to guarantee the prevention of any loss due to a security breach, software defect, act of God, pandemic or riot that may be borne by the Trust. Notwithstanding the above, the Bitcoin Custodian is responsible for its own gross negligence, willful misconduct or bad faith. In the event that the Trust’s risk management processes and policies prove to not be adequate to prevent any loss of the Trust’s bitcoin and such loss is not covered by insurance or is otherwise recoverable, the value of the Shares will decrease as a result and investors would experience a decrease in the value of their investment.

The development and commercialization of the Trust is subject to competitive pressures and may be adversely affected by competition from competing products and other investment vehicles focused on bitcoin or other digital assets.

The Trust and the Sponsor face competition with respect to the creation of competing products. The Sponsor’s competitors may have greater financial, technical and human resources than the Sponsor. These competitors may also compete with the Sponsor in recruiting and retaining qualified personnel. Smaller or early stage companies may also prove to be effective competitors, particularly through collaborative arrangements with large and established companies. Accordingly, the Sponsor’s competitors may commercialize a product involving bitcoin more rapidly, effectively or for a lower fee than the Sponsor is able to, which could adversely affect the Sponsor’s competitive position, the likelihood that the Trust will achieve initial market acceptance and the Sponsor’s ability to generate meaningful revenues from the Trust. For exchange-traded products similar to the Trust, there have been significant “first-mover” advantages in terms of asset gathering, trading volume and media coverage. In many cases, the first mover in an asset class has been able to maintain these advantages for extended periods.

Investors may invest in bitcoin through means other than the Shares, including through direct investments in bitcoin and other potential financial vehicles, possibly including securities backed by or linked to bitcoin and digital asset financial vehicles similar to the Trust, or bitcoin futures-based products. Market and financial conditions, and other conditions beyond the Sponsor’s control, may make it more attractive to invest in other financial vehicles or to invest in bitcoin directly, which could limit the market for, and reduce the liquidity of, the Shares. In addition, to the extent digital asset financial vehicles other than the Trust tracking the price of bitcoin are formed and represent a significant proportion of the demand for bitcoin, large purchases or redemptions of the securities of these digital asset financial vehicles, or private funds holding bitcoin, could negatively affect the Benchmark, the Trust’s bitcoin holdings, the price of the Shares, the net asset value of the Trust and the NAV.

If the Trust fails to achieve sufficient scale due to competition, the Sponsor may have difficulty raising sufficient revenue to cover the costs associated with launching and maintaining the Trust, and such shortfalls could impact the Sponsor’s ability to properly invest in robust ongoing operations and controls of the Trust to minimize the risk of operating events, errors, or other forms of losses to the Shareholders. In addition, the Trust may also fail to attract adequate liquidity in the secondary market due to such competition, resulting in a sub-standard number of Authorized Participants willing to make a market in the Shares, which in turn could result in a significant premium or discount in the Shares for extended periods and the Trust’s failure to reflect the performance of the price of bitcoin.

In addition, the Trust will compete with direct investments in bitcoin, bitcoin futures-based products, other digital assets and other potential financial vehicles, possibly including securities backed by or linked to digital assets and other investment vehicles that focus on other digital assets. Market and financial conditions, and other conditions beyond the Trust’s control, may make it more attractive to invest directly or in other vehicles, which could adversely affect the performance of the Trust.

The value of the Shares may be influenced by a variety of factors unrelated to the value of bitcoin.

The value of the Shares may be influenced by a variety of factors unrelated to the price of bitcoin that may have an adverse effect on the price of the Shares. These factors include:

•
The Trust could experience unanticipated problems or issues with respect to the mechanics of the Trust’s operations and the trading of the Shares, in particular due to the fact that the mechanisms and procedures governing the creation and offering of the Shares and storage of bitcoin have been developed specifically for this product;
•
The Trust could experience difficulties in operating and maintaining its technical infrastructure, including in connection with expansions or updates to such infrastructure, which are likely to be complex and could lead to unanticipated delays, unforeseen expenses and security vulnerabilities;
•
The Trust could experience unforeseen issues relating to the performance and effectiveness of the security procedures, such as algorithms, codes, passwords, multiple signature systems, encryption and telephone call-backs, used to protect the Trust’s account with the Bitcoin Custodian, or the security procedures may not protect against all errors, software flaws or other vulnerabilities in the Trust’s technical infrastructure, which could result in theft, loss or damage of its assets; or
•
If the Bitcoin network introduces privacy enhancing features in the future, service providers may decide to terminate their relationships with the Trust due to concerns that the introduction of privacy enhancing features to the Bitcoin network may increase the potential for bitcoin to be used to facilitate crime, exposing such service providers to potential reputational harm.

Any of these factors could affect the value of the Shares, either directly or indirectly through their effect on the Trust’s assets.

The NAV may not always correspond to the market price of the Shares.

The NAV of the Trust may not always correspond to the market price of its Shares. Shareholders should be aware that the public trading price per Share may be different from the NAV for a number of reasons, including price volatility, trading activity, normal trading hours for the Trust, the calculation methodology of the NAV, demand or supply for Shares of the Trust in excess of an Authorized Participant’s ability to create or redeem Shares and/or the closing of bitcoin trading venues due to fraud, failure, security breaches or otherwise, and the fact that supply and demand forces at work in the secondary trading market for Shares are related, but not identical, to the supply and demand forces influencing the market price of bitcoin. Additionally, bitcoin is traded on trading platform markets and over-the-counter 24-hours a day and seven days a week, and the value of the Shares may therefore change on days and at times when an investor is not able to buy or sell Shares.

The Trust and the Sponsor believe that slippage in trading (i.e., the difference between the expected price and the price at which the trade is executed) is not necessarily more pronounced in the trading of digital assets as compared to other asset classes or in the trading of bitcoin as compared to other digital assets. To monitor the trading of bitcoin and other digital assets, the Execution Agent requests quotes from liquidity providers to trade bitcoin or other digital asset as a spread off a corresponding index. While trading slippage is not expected to have a material impact on the Trust over the long term, trading slippage may from time to time be material on a given day. The Trust does not currently intend to take specific steps to limit the impact of trading slippage.

An Authorized Participant may be able to create or redeem a Creation Basket at a discount or a premium to the public trading price per Share. To the extent creations or redemptions take place in kind in the future, the Trust’s operations will therefore not be directly impacted by any discount or premium in the market price of its Shares.

Benchmark tracking risk.

Although the Trust will attempt to structure its portfolio so that it is able to track the Benchmark, the Trust may not achieve the desired degree of correlation between its performance and that of the Benchmark and thus may not achieve its investment objective. The difference in performance may be due to factors such as fees, transaction costs, redemptions of, and subscriptions for, Shares, differences in the timing of the addition or removal of constituent trading platforms underlying the Benchmark, pricing differences or the cost to the Trust of complying with various new or existing regulatory requirements.

The use of cash creations and redemptions may adversely affect the arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the price of bitcoin and, as a result, the price of the Shares may fall or otherwise diverge from NAV.

The use of cash creations and redemptions, as opposed to in-kind creations and redemptions, could cause delays in trade execution due to potential operational issues arising from implementing a cash creation and redemption model, which involves greater operational steps (and therefore execution risk) than the originally contemplated in-kind creation and redemption model. Such delays could cause the execution price associated with such trades to materially deviate from the Benchmark price used to determine the NAV. Even though the Authorized Participant is responsible for the dollar cost of such difference in prices, Authorized Participants could default on their obligations to the Trust, or such potential risks and costs could lead to Authorized Participants, who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying bitcoin, to elect to not participate in the Trust’s Share creation and redemption processes. This may adversely affect the arbitrage mechanism intended to keep the price of the Shares closely linked to the price of bitcoin, and as a result, the price of the Shares may fall or otherwise diverge from NAV. If the arbitrage mechanism is not effective, purchases or sales of Shares on the secondary market could occur at a premium or discount to NAV, which could harm Shareholders by causing them buy Shares at a price higher than the value of the underlying bitcoin held by the Trust or sell Shares at a price lower than the value of the underlying bitcoin held by the Trust, causing Shareholders to suffer losses. Further, if and when In-Kind Regulatory Approval is obtained, the Trust may not be able to successfully implement in-kind creation and redemption transactions, which could put the Trust at a disadvantage compared to other digital asset ETPs that are able to implement in-kind creations and redemptions.

Bitcoin buying and selling activity associated with the creation and redemption of Creation Baskets, or withdrawal from participation by an Authorized Participant, may adversely affect an investment in the Shares of the Trust.

The Trust’s or the Execution Agent’s purchase of bitcoin in connection with Creation Basket purchase orders may cause the price of bitcoin to increase, which will result in higher prices for the Shares. Increases in bitcoin prices may also occur as a result of bitcoin purchases by other market participants who attempt to benefit from an increase in the market price of bitcoin when Creation Baskets are issued. The market price of bitcoin may therefore decline immediately after Creation Baskets are issued.

Selling activity associated with sales of bitcoin by the Trust or the Execution Agent in connection with redemption orders may decrease the bitcoin prices, which will result in lower prices for the Shares. Decreases in bitcoin prices may also occur as a result of selling activity by other market participants.

In addition to the effect that purchases and sales of bitcoin by the Trust or Execution Agent may have on the price of bitcoin, sales and purchases of bitcoin by similar investment vehicles (if developed) could impact the price of bitcoin. If the price of bitcoin declines, the trading price of the Shares will generally also decline.

Authorized Participant Risk

The Trust has a limited number of financial institutions that may act as Authorized Participants and engage in creation or redemption transactions directly with the Trust, and none of those Authorized Participants is obligated to engage in creation and/or redemption transactions. In the event that one or more Authorized Participants that have substantial interests in the Trust’s Shares exit the business or are unable to proceed with participation in the purchase (creation) or sale (redemption) of the Trust’s Shares, and no other Authorized Participant is able to step forward to create or redeem Creation Baskets, this may result in a significantly diminished trading market for the Shares, and the Shares may be more likely to trade at a premium or discount to the Trust’s NAV and to face trading halts and/or delisting. Further, the Trust’s Authorized Participants may act as authorized participants for a number of other digital asset ETPs. If those digital asset ETPs experience operational challenges or regulatory problems that impact or implicate one or more of the Trust’s Authorized Participants, the Trust may be adversely impacted. In addition, if one or more of the Trust’s Authorized Participants discontinue serving as an Authorized Participant with respect to the Trust but not to other digital asset ETPs, the liquidity of Shares and the value of an investment in the Shares may be adversely affected. Finally, in periods of heightened bitcoin price volatility, the Authorized Participants may not be able to effectively make markets in several impacted digital asset ETPs at once, which could lead to larger bid-ask spreads or Share price premiums and discounts. The Sponsor will monitor the activity and operations of the Trust’s Authorized Participants to identify any such potential issues.

The inability of Authorized Participants to hedge their bitcoin exposure may adversely affect the liquidity of Shares and the value of an investment in the Shares.

Authorized Participants will generally want to hedge their exposure in connection with Creation Basket creation and redemption orders. To the extent Authorized Participants are unable to hedge their exposure due to market conditions (e.g., insufficient bitcoin liquidity in the market, inability to locate an appropriate hedge counterparty, extreme volatility in the price of bitcoin, etc.), such conditions may make it difficult to create or redeem Creation Baskets or cause them to not create or redeem Creation Baskets. In addition, the hedging mechanisms employed by Authorized Participants to hedge their exposure to bitcoin may not function as intended, which may make it more difficult for them to enter into such transactions. Such events could negatively impact the market price of the Trust and the spread at which the Trust trades on the open market.

The market infrastructure of the bitcoin spot market could result in the absence of active Authorized Participants able to support the trading activity of the Trust.

Bitcoin is extremely volatile, and concerns exist about the stability and reliability of many trading venues where bitcoin trade. In a highly volatile market, or if one or more trading venues supporting the bitcoin market face an issue, it could be extremely challenging for any Authorized Participants to provide continuous liquidity in the Shares. There can be no guarantee that the Sponsor will be able to find an Authorized Participant to actively and continuously support the Trust.

Bitcoin spot trading platforms are not subject to the same regulatory oversight as traditional equity exchanges, which could negatively impact the ability of Authorized Participants to implement arbitrage mechanisms.

The trading for spot bitcoin occurs on multiple domestic and foreign trading platforms that have various levels and types of regulation, but are not regulated in the same manner as traditional stock and bond exchanges. If these trading platforms do not operate smoothly or face technical, security or regulatory issues, that could impact the ability of Authorized Participants to make markets in the Shares. In such an event, trading in the Shares could occur at a material premium or discount to the NAV.

In addition, trading on these trading platforms may be halted or disrupted due to regulatory actions, operational problems at the trading platforms or third parties, cybersecurity incidents or acts of fraud or misconduct, among others. In the event a trading platform experiences such a disruption, the Trust may be impacted and the value of the Shares may decline. Further, the price and availability of bitcoin on these trading platforms may differ, and if the Trust transacts at one trading platform at a time where the price and/or availability of bitcoin is materially worse than that of another trading platform, the value of Shares may be impacted. Operational problems or failures by bitcoin trading platforms and fluctuations in bitcoin prices may reduce confidence in these platforms or in bitcoin generally, which could adversely affect the price of bitcoin and therefore adversely affect an investment in the Shares.

Only Authorized Participants may transact in Creation Baskets.

The Trust will process all creations and redemptions of Shares in transactions with financial firms that are authorized to do so (known as “Authorized Participants”). Shareholders that are not Authorized Participants or who are unable to transact in Creation Baskets through Authorized Participants may only purchase or sell their Shares in secondary trading markets, and the conditions associated with trading in secondary markets may adversely affect Shareholders’ investment in the Shares. Although shares of the Trust are listed for trading on the Exchange, there can be no assurance that an active trading market for such shares will develop or be maintained. Secondary market trading in Shares may be halted by the Exchange because of market conditions or for other reasons. Shares of the Trust, similar to shares of other issuers listed on a stock exchange, may be sold short and are therefore subject to the risk of increased volatility and price decreases associated with being sold short. Shares trade on the Exchange at prices at, above or below the most recent NAV. The NAV is calculated at the end of each Business Day and fluctuates with changes in the market value of the Trust’s bitcoin. The trading price of the Shares fluctuates continuously throughout trading hours based on both market supply of and demand for Shares and the underlying value of the Trust’s bitcoin or the Trust’s NAV. As a result, the trading prices of Shares may deviate significantly from NAV during periods of market volatility. Any of these factors, among others, may lead to the Shares trading at a premium or discount to NAV. While the creation/redemption feature is designed to make it more likely that Shares normally will trade on the Exchange at prices close to the next calculated NAV, market prices are not expected to correlate exactly with the Trust’s NAV due to timing reasons, supply and demand imbalances and other factors. In addition, disruptions to creations and redemptions, including disruptions at Authorized Participants, or other market participants, and during periods of significant market volatility, may result in trading prices for Shares that differ significantly from its NAV. Authorized Participants may be less willing to create or redeem Shares if there is a lack of an active market for such Shares or its underlying investments, which may contribute to the Shares trading at a premium or discount to NAV. Buying or selling Shares on the Exchange involves two types of costs that apply to all securities transactions. When buying or selling Shares through a broker, Shareholders will likely incur a brokerage commission and other charges. In addition, Shareholders may incur the cost of the “spread”; that is, the difference between what investors are willing to pay for Shares (the “bid” price) and the price at which they are willing to sell Shares (the “ask” price). The spread, which varies over time for Shares based on trading volume and market liquidity, is generally narrower if the Trust has more trading volume and market liquidity and wider if the Trust has less trading volume and market liquidity. In addition, increased market volatility may cause wider spreads. There may also be regulatory and other charges that are incurred as a result of trading activity. Because of the costs inherent in buying or selling Shares, frequent trading may detract significantly from investment results and an investment in Shares may not be advisable for investors who anticipate regularly making small investments through a brokerage account.

Bitcoin Counterparty Risk.

There can be no guarantee that the Execution Agent will be able to find Bitcoin Counterparties to actively and continuously provide bitcoin liquidity to the Trust. Because the Bitcoin Counterparties are not contractually obligated to provide bitcoin liquidity to the Trust, if the Trust is unable to find sufficient sources of bitcoin liquidity, the Execution Agent may not be able to purchase or sell bitcoin on behalf of the Trust at prices and at times that will enable the Trust to track the Benchmark. If the Execution Agent is unable to transact in bitcoin on the Trust’s behalf on a timely and cost-efficient basis, it could adversely affect the price of bitcoin and therefore adversely affect an investment in the Shares. To the extent that the unavailability of bitcoin liquidity results in a diminished trading market for the Shares, the Shares may be more likely to trade at a premium or discount to the Trust’s NAV and to face trading halts and/or delisting. Further, if one or more Bitcoin Counterparties or trading platforms or venues supporting the bitcoin market are unwilling or unable to provide liquidity to the Trust, it could be challenging for any Authorized Participants to provide continuous liquidity in the Shares.

Shareholders may be adversely affected by creation or redemption orders that are subject to postponement, suspension or rejection under certain circumstances.

The Trust may, in its discretion, suspend the right of creation or redemption or may postpone the purchase or redemption settlement date, for (1) any period during which the Exchange is closed other than customary weekend or holiday closings, or trading on the Exchange is suspended or restricted, (2) any period during which an emergency exists as a result of which the fulfillment of a purchase order or the redemption distribution is not reasonably practicable, (3) such other period as the Sponsor determines to be necessary for the protection of the Trust or its Shareholders (for example, where acceptance of the total deposit required to create each Creation Basket would have certain adverse tax consequences to the Trust or its Shareholders), or (4) as agreed upon between the Sponsor and Authorized Participant. An emergency could include situations where the Trust is unable to transact in bitcoin or where the Trust is unable to value its bitcoin holdings. Such a situation may arise when trading of bitcoin is suspended on one or more of the digital asset trading platforms that are included in the Benchmark (for example, as a result of a significant technical failure, power outage or network error) or the Trust is unable to access the bitcoin in the Trust’s bitcoin custody account at the Bitcoin Custodian due to technical or operating issues at the Trust or the Bitcoin Custodian. Because the Trust’s bitcoin transactions are expected to be effected by the Execution Agent over-the-counter, it is unlikely that the Trust’s bitcoin transactions would be directly impacted by a trading halt on one or more digital asset trading platforms. However, such disruptions may have an effect on overall bitcoin liquidity or cause price spreads of bitcoin to widen.

In addition, the Trust may reject a redemption order if the order is not in proper form as described in the authorized participant agreement by and among the Trust, the Sponsor and the Authorized Participants (the “Authorized Participant Agreement”) or if the fulfillment of the order might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. Suspension of creation privileges may adversely impact how the Shares are traded and arbitraged on the secondary market, which could cause them to trade at levels materially different (premiums and discounts) from the fair value of their underlying holdings.

The Exchange on which the Shares are listed may halt trading in the Trust’s Shares, which would adversely impact a Shareholder’s ability to sell Shares.

The Trust’s Shares are listed for trading on the Exchange under the ticker symbol BTCO. Trading in Shares may be halted due to market conditions or, in light of the Exchange rules and procedures, for reasons that, in the view of the Exchange, make trading in Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. Additionally, there can be no assurance that the requirements necessary to maintain the listing of the Trust’s Shares will continue to be met or will remain unchanged.

The lack of active trading markets for the Shares of the Trust may result in losses on Shareholders’ investments at the time of disposition of Shares.

Although Shares of the Trust are expected to be publicly listed and traded on an exchange, there can be no guarantee that an active trading market for the Trust will develop or be maintained. If Shareholders need to sell their Shares at a time when no active market for them exists, the price Shareholders receive for their Shares, assuming that Shareholders are able to sell them, will likely be lower than the price that Shareholders would receive if an active market did exist and, accordingly, a Shareholder may suffer losses.

Shareholders could incur a tax liability without an associated distribution of the Trust.

In the normal course of business, Shareholders could incur a taxable gain as a result of the sale of bitcoin (including sales of bitcoin to pay the Sponsor Fee and other Trust expenses), which gain does not correspond to a distribution to Shareholders (so-called “phantom income”). Any tax liability could adversely impact an investment in the Shares and may require Shareholders to prepare and file tax returns. In that event, Shareholders may be subject to tax on any realized capital gain resulting from their pro-rata share of the bitcoins sold by the Trust even though there is not a corresponding distribution from the Trust.

The amount of bitcoin represented by the Shares will decline over time.

The amount of bitcoin represented by the Shares will be reduced during the life of the Trust each time the Trust accrues the Sponsor’s Fee, and to pay for any extraordinary expenses. This dynamic will occur irrespective of whether the value of the Trust’s assets, or the trading price of the Shares, rises or falls.

Each outstanding Share represents a fractional, undivided interest in the bitcoin held by the Trust. The Trust transfers bitcoin to pay for the Sponsor Fee, and to pay for any extraordinary expenses, including, but not limited to, taxes and governmental charges, any applicable brokerage commissions, financing fees, Bitcoin network fees and similar transaction fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of Shareholders (including, for example, in connection with any fork of the Bitcoin blockchain), any indemnification of the Sponsor, Cash Custodian, Bitcoin Custodian, Administrator or other agents, service providers or counterparties of the Trust and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters. Therefore, the amount of bitcoin represented by each Share will gradually decline over time. This is also true with respect to Shares that are issued in exchange for additional deposits of bitcoin or cash used to acquire bitcoin over time, as the amount of bitcoin required to create Shares proportionally reflects the amount of bitcoin represented by the Shares outstanding at the time of such Share issuance. Assuming a constant bitcoin price, the trading price of the Shares is expected to gradually decline relative to the price of bitcoin at the rate of the Sponsor Fee and other expenses.

Any errors or changes in calculations used to value the Trust’s bitcoin holdings and bitcoin holdings per Share may have an adverse effect on the value of the Shares.

The value of Trust’s bitcoin holdings is typically determined on a daily basis as of 4:00 p.m. ET on each Business Day. This determination is made utilizing data from the operations of the Trust, calculated as of 4:00 p.m. ET on such day. In the event that the value of the Trust’s bitcoin holdings or bitcoin holdings per Share is incorrectly calculated, the Sponsor and the Administrator will not be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares.

The value of the Shares will be adversely affected if the Trust is required to indemnify the Sponsor, the Trustee, the Transfer Agent, the Bitcoin Custodian or the Cash Custodian.

Under the Trust Agreement, the Trustee and the Sponsor will have a right to be indemnified by the Trust for certain liabilities or expenses that it incurs without gross negligence, bad faith or willful misconduct on its part. The Trust has also agreed to indemnify the Transfer Agent, Bitcoin Custodian and Cash Custodian under their respective agreements with the Trust for certain liabilities or expenses that such party incurs, subject to certain qualifications. Therefore, the Trustee, Sponsor, Transfer Agent, the Bitcoin Custodian or the Cash Custodian may require that the assets of the Trust be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the bitcoin holdings of the Trust and the value of the Shares.

The Sponsor and its affiliates are subject to conflicts of interest that could adversely affect an investment in the Trust.

The Sponsor and its affiliates and their respective officers, directors and employees and other related parties engage in a broad spectrum of activities and may expand the range of services that they provide over time. The Sponsor and its related parties will generally not be restricted in the scope of their business or in the performance of any such services (whether now offered or undertaken in the future), even if such activities could give rise to conflicts of interest, and whether or not such conflicts are described herein. In the ordinary course of their business activities, the Sponsor and its related parties may engage in activities where the interests of the Sponsor and its related parties or the interests of their clients conflict with the interests of the Trust. Certain employees of the Sponsor also have responsibilities relating to the business of one or more related parties. These employees are not restricted in the amount of time that may be allocated to the business activities of the Sponsor’s related parties, and the allocation of such employees’ time between the Sponsor and its related parties may change over time.

The Sponsor and its related parties are responsible for managing other accounts in addition to the services that they provide to the Trust, including other accounts of the Sponsor or its affiliates. Other accounts may include, without limitation, private or SEC-registered funds, separately managed accounts, offshore funds or accounts, or investments owned by the Sponsor or its affiliates. Management of other accounts in addition to services provided to the Trust can present certain conflicts of interest. The other accounts might have similar or different investment objectives or strategies as the Trust, or otherwise hold, purchase or sell investments that are eligible to be held, purchased or sold by the Trust, or may take positions that are opposite in direction from those taken by the Trust.

The Sponsor may devote unequal time and attention to the management of different accounts. As a result, the Sponsor may not be able to fulfill its obligations to the Trust as might be the case if it were to devote substantially more attention to the management of a single account. The effects of this potential conflict may be more pronounced where accounts overseen by the Sponsor have different investment strategies.

A conflict of interest arises where the financial or other benefits available to the Sponsor or its related parties differ among the accounts that it manages. Where the structure of the Sponsor’s or its related party’s fee differs among accounts (such as where certain accounts pay higher management fees or a performance or incentive fee), the Sponsor might be motivated to help certain accounts over others. In addition, the Sponsor might be motivated to favor accounts in which it has an interest and/or its related parties have interests. Similarly, the desire to maintain or raise assets under management or to enhance the Sponsor’s or its related parties’ performance record or to derive other rewards, financial or otherwise, could influence the Sponsor to give preferential treatment to those accounts that could most significantly benefit the Sponsor.

The Trust’s service providers (including its Bitcoin Custodian, Administrator, auditor and legal counsel) may provide services to other pooled investment vehicles with similar investment strategies and objectives and, accordingly, may have conflicts of interest. The Trust’s Sponsor and other service providers and their principals, employees or affiliates may invest or trade in digital assets for their own accounts, which activities may conflict or compete with the Trust.

The Sponsor or its related parties may purchase Shares from the Trust from time to time, and may hold a material position in the Trust. The Trust will not receive any of the proceeds from the resale by the Sponsor or its affiliates of these Shares, and the sale of such Shares may impact the price at which you may be able to sell your Shares. The Sponsor and its related parties reserve the right, subject to compliance with applicable law, to sell into the market or redeem in Creation Baskets through an Authorized Participant at any time some or all of the Shares of the Trust acquired for their own accounts. The Sponsor or its related parties face conflicting interests in determining whether, when and in what amount to sell or redeem Shares of the Trust. The Sponsor and its related parties are under no obligation to consider the effect of redemptions on the Trust and other Shareholders in deciding whether to sell or redeem their Shares.

The Sponsor is responsible for selecting and engaging the Trust’s service providers, including the Benchmark Provider. To the extent that the Sponsor has other commercial arrangements with the service providers, the Sponsor may face conflicts of interest with respect to its oversight and supervision of the service providers. Further, to the extent that the Sponsor has investments in bitcoin and/or in Shares, and due to the fact that the Sponsor’s fee is payable based on the value of the Shares, the Sponsor may face potential conflicts of interest with respect to the Benchmark Provider’s valuation of Shares.

Investment vehicles advised or managed by affiliates of the Sponsor hold a minority interest in Coinbase Global, the parent of Coinbase Inc., which serves as the Trust’s Prime Broker and operates one of the digital asset trading platforms included in the Benchmark price and is the parent of the Bitcoin Custodian.

Investment vehicles advised or managed by affiliates of the Sponsor own shares in many public companies listed in the United States, including Coinbase Global, the parent of Coinbase Inc. which operates the Coinbase trading platform and serves as the Trust’s Prime Broker. The Trust values its digital assets by reference to the Benchmark price. Coinbase is one of the digital asset trading platforms included in the Benchmark.

Although neither the Sponsor nor any affiliates of the Sponsor nor any investment vehicles managed or advised by any of them exercise control over Coinbase, it is possible that positions of investment vehicles managed by affiliates of the Sponsor in Coinbase may present risks to Shareholders to the extent affiliates of the Sponsor cause the Sponsor to favor Coinbase’s interests over the interests of the Trust or its Shareholders with respect to, for example, fees charged, and the quality of service provided by Coinbase as Prime Broker. Similarly, investors could have concerns that the Sponsor or affiliates of the Sponsor could influence market data provided by Coinbase in a way that benefits the Sponsor, for example by artificially inflating the values of bitcoin in order to increase the Sponsor’s fees. This could make the Trust’s Shares less attractive to investors than the shares of similar vehicles that do not present these concerns, adversely affect investor sentiment about the Trust and negatively affect Share trading prices.

Coinbase Global is also the parent company of the Bitcoin Custodian. The Bitcoin Custodian serves as a fiduciary and custodian on the Trust’s behalf, and is responsible for safeguarding digital assets held by the Trust, and holding the private keys that provide access to the Trust’s digital wallets and vaults. The positions of investment vehicles managed by affiliates of the Sponsor in the parent company of the Bitcoin Custodian may present risks to Shareholders to the extent affiliates of the Sponsor cause the Sponsor to favor the Bitcoin Custodian’s interests over the interests of the Trust or its Shareholders with respect to, for example, fees charged, and the quality of service provided by the Bitcoin Custodian. Similarly, it is possible that investors could have concerns that the interests owned by investment vehicles managed by affiliates of the Sponsor in Coinbase could cause it to refrain from taking actions that are in the best interests of the Trust but that could harm the Bitcoin Custodian. This could make the Trust’s Shares less attractive to investors than the shares of similar vehicles that do not present these concerns, adversely affect investor sentiment about the Trust and negatively affect Share trading prices.

There is no guarantee that every employee, officer, director or similar person associated with the Sponsor, the Execution Agent or their affiliates will comply with the policies, duties and training and refrain from engaging in insider trading in violation of their duties to the Trust, the Sponsor or the Execution Agent.

While the Sponsor has adopted and implemented policies and will adopt standard operating practices requiring that certain applicable personnel pre-clear personal trading activity in which bitcoin is the referenced asset, there is no way to guarantee that every employee, officer, director, or similar person associated the Sponsor, the Execution Agent or their affiliates will comply at all times with such policies, duties and training and refrain from engaging in insider trading in violation of their duties to the Trust, the Sponsor or the Execution Agent. This risk is present in traditional financial markets and is not unique to bitcoin. If such employees or others affiliated with the Trust, Sponsor, Execution Agent, or affiliates respectively do engage in illegal conduct or conduct which fails to meet applicable regulatory standards, the Trust, Sponsor, Execution Agent, or relevant affiliate respectively could be the target of civil or criminal fines, penalties, punishments, or other regulatory or other sanctions or lawsuits or could be the target of an investigation, whether directly or indirectly, such as on a failure to diligently supervise theory. Any of these outcomes could cause the Trust and Shareholders to suffer harm.

The Sponsor, the Execution Agent and their affiliates may also participate in transactions related to bitcoin, either for their own account (subject to certain internal employee trading operating practices) or for the account of other clients, and such transactions may occur prior to, during, or after the commencement of this offering. Such transactions may not serve to benefit the Shareholders of the Trust and may have a positive or negative effect on the value of the bitcoin held by the Trust and, consequently, on the market value of bitcoin.

Risks Related to the Benchmark

The Benchmark has a limited history.

The Benchmark has a limited history. A longer history of actual performance through various economic and market conditions would provide greater and more reliable information for an investor to assess the Benchmark’s performance. The Benchmark Provider has substantial discretion at any time to change the methodology used to calculate the Benchmark, including the spot markets that contribute prices to the Trust’s NAV. The Benchmark Provider does not have any obligation to take the needs of the Trust, the Trust’s Shareholders, or anyone else into consideration in connection with such changes. There is no guarantee that the methodology currently used in calculating the Benchmark will appropriately track the price of bitcoin in the future, and the Benchmark could be calculated now or in the future in a way that adversely affects an investment in the Trust.

The Benchmark Pricing Sources used by the Benchmark are digital asset spot markets that facilitate the buying and selling of bitcoin and other digital assets. Although many Benchmark Pricing Sources refer to themselves as “exchanges,” they are not registered with, or supervised by, the SEC or CFTC and do not meet the regulatory standards of a national securities exchange or designated contract market. For these reasons, among others, purchases and sales of bitcoin may be subject to temporary distortions or other disruptions due to various factors, including the lack of liquidity in the markets and government regulation and intervention. These circumstances could affect the price of bitcoin used in Benchmark calculations and, therefore, could affect the bitcoin price as reflected by the Benchmark.

The Benchmark is based on various inputs which include price data from various third-party bitcoin spot markets. The Benchmark Provider does not guarantee the validity of any of these inputs, which may be subject to technological error, manipulative activity, or fraudulent reporting from their initial source.

Right to change the Benchmark.

The Sponsor, in its sole discretion, may cause the Trust to track (or price its portfolio based upon) an index or standard other than the Benchmark at any time, with at least 60 days’ prior notice to the Shareholders (where possible), if investment conditions change or the Sponsor believes that another index or benchmark better aligns with the Trust’s investment objective and strategy. The Sponsor, however, is under no obligation whatsoever to make such changes in any circumstance. In the event that the Sponsor intends to establish the Trust’s NAV by reference to an index, benchmark or standard other than the Benchmark, it will provide Shareholders with notice in a prospectus supplement and/or through a current report on Form 8-K or in the Trust’s annual or quarterly reports.

The trading platforms that may be designated as a principal market under the Benchmark Provider’s methodology face a number of risks.

Unlike traditional stock and commodity exchanges, cryptocurrency trading platforms face a number of risks, including but not limited to, distributed denial-of-service (“dDoS”), interruption of trading, hacking of user accounts, lack of standards and naming convention for symbols, and an unstable technological and legal environment (causing changes in fee structure, blocking of funds withdrawal, etc.). Suspension or disruption of market trading in bitcoin on one or more Benchmark Pricing Sources may adversely affect the value of the Benchmark.

The Benchmark is subject to the limitations of its methodology and the bitcoin market.

Though the Benchmark is designed to be representative of the bitcoin market or otherwise align with its stated objective, it may not be representative in every case or achieve its stated objective in all instances. The Benchmark is designed and calculated strictly to follow the rules of its methodology, and any Benchmark price or other output is limited in its usefulness to such design and calculation. In addition, the Benchmark will necessarily be composed of a limited number of potential principal markets, and thus the Benchmark may not reflect the value of bitcoin on crypto trading platforms not considered in the Benchmark. Furthermore, the Benchmark Provider publicizes its methodology as a whitepaper available for download on the Benchmark Provider’s website.

The bitcoin market can be volatile, including those market interests which the Benchmark intends to measure or upon which the Benchmark is dependent in order to achieve its stated objective. For example, illiquidity can have an impact on the quality or amount of data available to the Benchmark Provider for calculation, and may cause the Benchmark to produce unpredictable or unanticipated results. In addition, market trends and changes to market structure may render the objective of the Benchmark unachievable or cause the Benchmark to become impractical to replicate.

The Benchmark Provider could experience system failures or errors.

If the computers or other facilities of the Benchmark Provider, Benchmark Pricing Sources, data providers and/or relevant stock exchange malfunction for any reason, calculation and dissemination of the Benchmark may be delayed. Errors in Benchmark data, the Benchmark computations and/or construction may occur from time to time and may not be identified and/or corrected for a period of time or at all, which may have an adverse impact on the Trust and the Shareholders. Any of the foregoing may lead to the errors in the Benchmark, which may lead to a different investment outcome for the Trust and its Shareholders than would have been the case had such events not occurred. The Benchmark is the reference price for calculating the Trust’s NAV. Consequently, losses or costs associated with the Benchmark’s errors or other risks described above will generally be borne by the Trust and the Shareholders and neither the Sponsor nor its affiliates or agents make any representations or warranties regarding the foregoing.

If the Benchmark is not available, the Trust’s holdings may be fair valued in accordance with the policy approved by the Sponsor. To the extent the valuation determined in accordance with the policy approved by the Sponsor differs materially from the actual market price of bitcoin, the price of the Shares may no longer track, whether temporarily or over time, the global market price of bitcoin, which could adversely affect an investment in the Trust by reducing investors’ confidence in the Shares’ ability to track the global market price of bitcoin. To the extent such prices differ materially from the market price for bitcoin, investors may lose confidence in the Shares’ ability to track the market price of bitcoin, which could adversely affect the value of the Shares. The Sponsor does not anticipate that the need to “fair value” bitcoin will be a common occurrence.

Risks related to pricing.

The Trust’s portfolio will be priced, including for purposes of determining the NAV, based upon the estimated fair market value (“FMV”) for bitcoin determined by the Benchmark Provider. The price of bitcoin in U.S. Dollars or in other currencies available from other data sources may not be equal to the prices used to calculate the NAV. The Benchmark Provider has substantial discretion at any time to change the methodology used to determine the FMV of bitcoin, including the spot markets underlying its methodology. The Benchmark Provider does not have any obligation to take the needs of the Trust, the Trust’s Shareholders, or anyone else into consideration in connection with such changes.

The Benchmark Pricing Sources used by the Benchmark Provider are digital asset spot markets that facilitate the buying and selling of bitcoin and other digital assets. Although many Benchmark Pricing Sources refer to themselves as “exchanges,” they are not registered with, or supervised by, the SEC or CFTC and do not meet the regulatory standards of a national securities exchange or designated contract market. For these reasons, among others, purchases and sales of bitcoin may be subject to temporary distortions or other disruptions due to various factors, including the lack of liquidity in the markets and government regulation and intervention. These circumstances could affect the price of bitcoin determined by the Benchmark Provider.

The NAV of the Trust will change as fluctuations occur in the market price of the Trust’s bitcoin holdings. Shareholders should be aware that the public trading price per Share may be different from the NAV for a number of reasons, including price volatility, trading activity, the closing of bitcoin trading platforms due to fraud, failure, security breaches or otherwise, and the fact that supply and demand forces at work in the secondary trading market for Shares are related, but not identical, to the supply and demand forces influencing the market price of bitcoin.

An Authorized Participant may be able to create or redeem a Creation Basket at a discount or a premium to the public trading price per Share. To the extent creations or redemptions take place in-kind in the future, the Trust will therefore maintain its intended fractional exposure to a specific amount of bitcoin per Share.

Shareholders also should note that the size of the Trust in terms of total bitcoin held may change substantially over time and as Creation Baskets are created and redeemed.

In the event that the value of the Trust’s bitcoin holdings or bitcoin holdings per Share is incorrectly calculated, neither the Sponsor nor the Administrator will be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Cyber threats are considered one of the most significant risks facing financial institutions. Because the Trust has no directors, principal officers or employees, the Sponsor is responsible for managing cybersecurity risks to the Fund. To mitigate risk from cyber threats, Invesco Ltd. (“Invesco”), the Sponsor’s parent company, has a designated Global Chief Security Officer (GCSO) who leads the global security department that is responsible for identifying, assessing, and managing cybersecurity threats across the Invesco organization. The GCSO experience in the public and private sectors, specializing in security, investigations, and incident response. The Global Security Department oversees, among others, the following groups across Invesco: Information Security, Global Privacy, Business Continuity & Crisis Management, Resilience, and Corporate Security. This converged security structure supports a more comprehensive, holistic approach to keeping our and Invesco clients, employees, and critical assets safe, upholding privacy rights, while enabling a secure and resilient business.

Invesco’s information security program is led by its Chief Information Security Officer (CISO) who reports directly to the GCSO and has extensive experience in information security and risk management. Invesco’s information security program is designed to oversee all aspects of information security risk and seeks to ensure the confidentiality, integrity, and availability of information assets, including the implementation of controls aligned with industry guidelines and applicable statutes and regulations to identify threats, detect attacks and protect its and our information assets. The cybersecurity program includes the following:

•
Proactive assessments of technical infrastructure and security resilience are performed on a regular basis which include penetration testing, offensive testing and maturity assessments.
•
Conducting due diligence on third-party service providers regarding cybersecurity risks prior to on-boarding, periodic assessment of cybersecurity risks for third-party service providers and continuous monitoring for new third-party cybersecurity incidents.
•
An incident response program that includes periodic testing and is designed to restore business operations as quickly and as orderly as possible in the event of a cybersecurity incident at Invesco or third-party.
•
Mandatory annual employee security awareness training, which focuses on cyber threats and security in general.
•
Regular cyber phishing tests throughout the year to measure and raise employee awareness against cyber phishing threats.

Important to these programs is Invesco’s investment in threat-intelligence, its active engagement in industry and government security-related forums, and its utilization of external experts to challenge its program maturity, assess its controls and routinely test its capabilities.

Invesco’s Board of Directors oversees cybersecurity risk and receives updates at a minimum, of twice a year regarding cybersecurity, including risks and protections. The Global Operational Risk Management Committee, one of Invesco’s risk management committees, provides executive-level oversight and monitoring of the end-to-end programs dedicated to managing information security and cyber related risk. The members of this Committee include Invesco Ltd.’s Chief Administrative Officer, Chief Risk & Audit Officer, General Counsel, Chief Financial Officer, Chief Human Resources Officer, Global Head of Compliance, and Global Operational Risk Owners which includes the GCSO. The committee reports to Invesco’s Enterprise Risk Management Committee which provides updates to the Invesco Board to facilitate their oversight.

Although risks from cyber threats have not materially affected the Trust’s business strategy, results of operations or financial condition, Invesco continues to closely monitor cyber risk. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate risks. For more information regarding the risks we face from cybersecurity threats, please see Item 1A. Risk Factors.

ITEM 2. PROPERTIES.

The Trust does not own or use physical properties in the conduct of its business. The Sponsor’s headquarters are located at 3500 Lacey Road, Suite 700, Downers Grove, Illinois 60515.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Shares began trading on the Cboe BZX Inc. on January 11, 2024 under the symbol “BTCO.”

Holders

As of January 31, 2024, the Trust had 58 holders of record of its Shares.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

In connection with the Trust’s launch, the Trust was seeded with $100,000 on December 20, 2023 through the sale of 4,000 Shares (“Initial Seed Shares”) by the Trust to the Sponsor. On January 2, 2024, the Sponsor (in such role, the “Seed Capital Investor”) purchased an additional 200,000 Shares at a per-Share price of $25.00 (“Seed Creation Baskets”). Total proceeds to the Trust from the sale of the Initial Seed Shares and the Seed Creation Baskets were $5,100,000. These transactions were effected pursuant to Section 4(a)(2) of the Securities Act. The Seed Capital Investor acted as a statutory underwriter in connection with these transactions. No Shares are authorized for issuance by the Trust under equity compensation plans.

On January 4, 2024, the Sponsor immediately created 110,000 Shares (22 Creation Baskets) at a price of $44.16305 per Share based on the Benchmark price as of 4:00 p.m. ET on January 4, 2024.

On January 4, 2024, the Sponsor redeemed the Initial Seed Shares and the Seed Creation Baskets for cash at a per-Share price of $25.00 for a total redemption value of $5,100,000.

ITEM 6. RESERVED.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Information

This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Report that address activities, events or developments that will or may occur in the future, including such matters as movements in the digital asset markets, the Trust’s operations, the Sponsor’s plans and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, technology developments regarding the use of bitcoin and other digital assets, including the systems used by the Sponsor and the Trust’s Bitcoin Custodian in their provision of services to the Trust, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this Report, including in Part I, Item 1A. “Risk Factors” and other SEC filings by the Trust, as well as general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other economic and political developments. Consequently, all the forward-looking statements made in this Report are qualified by these cautionary statements, and there can be no assurance that actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of its Shares. None of the Trust, the Sponsor, or the Trustee or their respective affiliates is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the Trust's financial condition as of December 31, 2023, and its results of operations for the period ended December 31, 2023. It should be read in conjunction with the audited financial statements and related notes thereto contained in this report.

Movements in the Price of Bitcoin

The investment objective of the Trust is for the Shares to reflect the performance of the spot price of bitcoin less the Trust’s expenses and other liabilities. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Bitcoin. However, as of December 31, 2023, the Trust had not yet commenced operations and did not hold any Bitcoin.

Valuation of Bitcoin

In seeking to achieve its investment objective, the Trust will hold bitcoin. The Trust will value its Shares each Business Day as of 4:00 p.m. ET. The value of bitcoin held by the Trust is determined based on the FMV price for bitcoin, reflecting the execution price of bitcoin on its principal market as determined each day by the “Benchmark Provider. The Benchmark is designed to provide an estimated fair market value price for bitcoin, based on the execution price of bitcoin on its principal market. In this regard, the Benchmark Provider seeks to identify a “principal market” for bitcoin each day by evaluating eligible bitcoin trading platform across a variety of different criteria, including the trading platforms’ oversight and governance frameworks, microstructure efficiency, trading volume, data transparency and data integrity.

Liquidity and Capital Resources

The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs.

The Trust will pay the Sponsor a unified fee of 0.25% per annum (the “Sponsor Fee”) as compensation for services performed under the Trust Agreement. The Trust’s only ordinary recurring expense is the Sponsor Fee. For a 6-month period commencing on the day the Trust’s Shares are initially listed on the Exchange, the Sponsor intends to waive the entire Sponsor Fee on the first $5 billion of Trust assets.

Except for during periods during which all or a portion of the Sponsor Fee is being waived, the Sponsor Fee will be accrued daily and paid monthly in arrears in U.S. dollars, and will be calculated by the Administrator. The Administrator will calculate the Sponsor Fee on a daily basis by applying the 0.25% annualized rate to the Trust’s total net assets. To cover the Sponsor’s Fee, and extraordinary expenses not assumed by the Sponsor, the Sponsor or its delegate will cause the Trust (or its delegate) to instruct the Execution Agent to convert bitcoin held by the Trust into U.S. dollars. The NAV of the Trust and the number of bitcoins represented by a Share will decline each time the Trust accrues the Sponsor’s Fee or any Trust expenses not assumed by the Sponsor. The Trust is not responsible for paying any costs associated with the transfer of bitcoin to or from the Trust in connection with paying the Sponsor Fee or in connection with creation and redemption transactions.

Except as noted below, the Sponsor has agreed to pay all of the Trust’s ordinary expenses out of the Sponsor’s unified fee, including, but not limited to, the Trustee’s fees, the fees of The Bank of New York Mellon (for its services as the Administrator, Transfer Agent, and Cash Custodian), the fees of the Bitcoin Custodian, the fees of the Execution Agent, Exchange listing fees, SEC registration fees, printing and mailing costs, legal costs and audit fees. The Sponsor also paid the costs of the Trust’s organization.

The Trust may incur certain extraordinary expenses that are not assumed by the Sponsor. These include, but are not limited to, taxes and governmental charges, any applicable brokerage commissions, financing fees, Bitcoin network fees and similar transaction fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of Shareholders (including, for example, in connection with any fork of the Bitcoin blockchain), any indemnification of the Sponsor, Cash Custodian, Bitcoin Custodian, Administrator or other agents, service providers or counterparties of the Trust and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters.

The Trust from time to time will be required to sell bitcoin in such quantities as necessary to permit payment of the Sponsor Fee and any Trust expenses and liabilities not assumed by the Sponsor. The Sponsor has engaged the Execution Agent to sell bitcoin on the Trust’s behalf in such circumstances. At the direction of the Trust, the Execution Agent will seek to sell bitcoin at approximately the price at which it is valued by the Trust and in the smallest amounts required to permit such payments as they become due, with the intention of minimizing the Trust’s holdings of assets other than bitcoin. Accordingly, the amount of bitcoin to be sold may vary from time to time depending on the level of the Trust’s expenses and liabilities and the market price of bitcoin.

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to Shareholders.

Results of Operations

On December 18, 2023, the Seed Capital Investor purchased 4,000 Shares in exchange for $100,000. Through December 31, 2023, the Trust had no operations other than those related to its organization and registration and the sale of Shares to the Seed Capital Investor.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Sponsor’s management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period covered by this report.

There were no material estimates, which involve a significant level of estimation uncertainty and had or are reasonably likely to have had a material impact on the Fund’s financial condition, used in the preparation of these financial statements.

Please refer to Item 8 of Part II Note 2 - Summary of Significant Accounting Policies to the financial statements for further discussion of our accounting policies.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

The Trust does not hold securities and does not invest in derivative instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Managers of Invesco Capital Management LLC (as Sponsor of Invesco Galaxy Bitcoin ETF) and Shareholders of Invesco Galaxy Bitcoin ETF

Opinion on the Financial Statements

We have audited the accompanying statement of financial condition of Invesco Galaxy Bitcoin ETF (the "Fund") as of December 31, 2023, and the related statements of changes in shareholder’s equity and of cash flows, including the related notes, for the period December 20, 2023 through December 31, 2023 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2023, and the changes in its shareholder’s equity and its cash flows for the period December 20, 2023 through December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

Chicago, Illinois

March 7, 2024

We have served as the Fund’s auditor since 2023.

Invesco Galaxy Bitcoin ETF

Statement of Financial Condition

December 31, 2023

December 31,
2023
Assets
Cash held by custodian	$100,000
Total Assets	$100,000
Liabilities
Total Liabilities	$—
Commitments and Contingencies (Note 6)	—
Net Assets	$100,000
Shares outstanding	4,000
Net asset value per share	$25.00

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Bitcoin ETF

Statement of Changes in Shareholder’s Equity

For the Period December 20, 2023 to December 31, 2023

	Shares		Total
	Shares	Total Equity	Shareholder's Equity
Balance at December 20, 2023	—	$—	$—
Purchases of Shares	4,000	100,000	100,000
Redemption of Shares	—	—	—
Net Increase (Decrease) due to Share Transactions	4,000	100,000	100,000
Net Income (Loss)
Net Investment Income (Loss)		—	—
Net Realized Gain (Loss) on bitcoin		—	—
Net Change in Unrealized Gain (Loss) on bitcoin		—	—
Net Income (Loss)		—	—
Net Change in Shareholder's Equity	4,000	100,000	100,000
Balance at December 31, 2023	4,000	$100,000	$100,000

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Bitcoin ETF

Statement of Cash Flows

For the Period December 20, 2023 to December 31, 2023

2023
Cash flows from operating activities:
Net Income (Loss)	$—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net cash provided by (used in) operating activities	—
Cash flows from financing activities:
Proceeds from purchases of Shares	100,000
Net cash provided by (used in) financing activities	100,000
Net change in cash	100,000
Cash at beginning of period	—
Cash at end of period	$100,000
Supplemental disclosure of cash flow information
Cash paid for interest	$—

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Bitcoin ETF

Notes to Financial Statements

December 31, 2023

Note 1 – Organization

Invesco Galaxy Bitcoin ETF (the “Trust”) is a Delaware statutory trust, formed on April 5, 2021 pursuant to the Delaware Statutory Trust Act (“DSTA”). The Trust continuously issues common shares representing fractional undivided beneficial interest in and ownership of the Trust. The Trust operates pursuant to its Second Amended and Restated Declaration of Trust and Trust Agreement, dated as of January 5, 2024 (the “Trust Agreement”). Delaware Trust Company, a Delaware trust company, is the Delaware trustee of the Trust (the “Trustee”). The Trust is managed and controlled by Invesco Capital Management LLC (the “Sponsor”).

On December 20, 2023, Invesco Ltd., the Seed Capital Investor, subject to certain conditions, purchased 4,000 Shares in exchange for $100,000, which comprise the initial purchase of the Trust’s Shares. Through December 31, 2023, the Trust had no operations other than those related to its organization and registration and the sale of Shares to the Seed Capital Investor. As a result, the Statement of Operations has been omitted. As of December 31, 2023, the Seed Capital Investor owns one hundred percent of the outstanding Shares. The Trust has an unlimited number of shares authorized for issuance.

The Trust’s investment objective is to reflect the performance of the spot price of bitcoin less the Trust’s expenses and other liabilities.

In seeking to achieve its investment objective, the Trust will hold bitcoin. Coinbase Custody Trust Company, LLC (the “Bitcoin Custodian”) will hold all of the Trust’s bitcoin on the Trust’s behalf as bitcoin custodian.

The Trust offers common shares of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 5,000 Shares (“Creation Baskets”) based on the quantity of bitcoin attributable to each Share of the Trust.

This Annual Report (the “Annual Report”) covers the period beginning December 20, 2023 to December 31, 2023.

Note 2 – Summary of Significant Accounting Policies

A.
Basis of Presentation

The financial statements of the Trust have been prepared using accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Trust is considered an investment company under U.S. GAAP for financial statement purposes and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification Topic 946, Financial Services— Investment Companies, but is not registered, and is not required to be registered, under the Investment Company Act of 1940, as amended.

B.
Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statement. Actual results could differ from those estimates. In addition, the Trust monitors for material events or transactions that may occur or become known after the period-end date and before the date the financial statements are issued.

C.
Trust Expenses

The Sponsor is responsible for all routine operational, administrative and other ordinary expenses of the Trust, including, but not limited to, the Trustee’s fees, the fees of the Bank of New York Mellon (the “Administrator” and the “Transfer Agent”), the fees of the Bitcoin Custodian), the fees of Galaxy Digital Funds LLC (the “Execution Agent”), Exchange listing fees, Securities and Exchange Commission registration fees, printing and mailing costs, legal costs and audit fees.

The Trust will pay the Sponsor a unified fee (the “Sponsor Fee”) as compensation for services performed under the Trust Agreement (as defined herein). The Sponsor Fee will be accrued daily and paid monthly in arrears on the first Business Day of the month in U.S. dollars, and will be calculated by the Administrator. The Sponsor also paid the costs of the Trust’s organization.

As of December 31, 2023, the Sponsor Fee was 0.59% per annum of the daily total net assets of the Trust. Subsequent to period end, the Sponsor decreased the Sponsor Fee. Please see Note 7 – Subsequent Events for more information.

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the first paragraph of Section C of this Note 2), litigation and indemnification expenses, judgments, transactional expenses, taxes and other expenses not expected to be incurred in the ordinary course of the Trust’s business.

D.
Federal Income Taxes

The Sponsor intends to take the position that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax and, therefore, no provision for federal income taxes is required. Rather, if the Trust is a grantor trust, each beneficial owner of Shares will be treated as directly owning its pro rata share of the Trust’s assets and a pro rata portion of the Trust’s income, gain, losses and deductions will “flow through” to each beneficial owner of Shares.

Neither the Sponsor nor the Trustee will request a ruling from the IRS with respect to the classification of the Trust for U.S. federal income tax purposes or with respect to any other matter. If the IRS were to assert successfully that the Trust is not classified as a “grantor trust,” the Trust would likely be classified as a partnership for U.S. federal income tax purposes, which may affect the timing and other tax consequences to the Shareholders, and might be classified as a publicly traded partnership that would be taxable as a corporation for U.S. federal income tax purposes, in which case the Trust would be taxed in the same manner as a corporation on its taxable income and distributions to Shareholders out of the earnings and profits of the Trust would be taxed to Shareholders as ordinary dividend income (which may be eligible for preferential rates, in the case of non-corporate taxpayers, or a dividends received deduction, in the case of corporate taxpayers). However, due to the uncertain treatment of digital currency for U.S. federal income tax purposes, there can be no assurance in this regard.

Note 3 – Concentration Risk

Unlike other funds that may invest in diversified assets, the Trust’s investment strategy is concentrated in a single asset: bitcoin. This concentration maximizes the degree of the Trust’s exposure to a variety of market risks associated with bitcoin, including the rise or fall in its price, sometimes rapidly or unexpectedly. By concentrating its investment strategy solely in bitcoin, any losses suffered as a result of a decrease in the value of bitcoin can be expected to reduce the value of an interest in the Trust proportionately and will not be offset by other gains such as may have occurred if the Trust were to invest in underlying assets that were diversified. There is no assurance that bitcoin will maintain its long-term value in terms of purchasing power in the future. In the event that the price of bitcoin declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on the Trust’s financial position and the results of its operations.

Note 4 – Service Providers and Related Party Agreements

The Trustee

Delaware Trust Company, a Delaware trust company, acts as the Trustee of the Trust as required to create a Delaware statutory trust in accordance with the Trust Agreement and the DSTA.

The Sponsor

Invesco Capital Management LLC is the Sponsor of the Trust. The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering, the listing of Shares on Cboe BZX Inc. (the “Exchange”) and valuing the bitcoin held by the Trust. The Sponsor is a limited liability company formed in the state of Delaware on February 7, 2003, and is a wholly-owned subsidiary of Invesco Ltd. Invesco Ltd. and its subsidiaries, including the Sponsor, are an independent global investment management group.

The Administrator

The Bank of New York Mellon (“BNYM”) serves as the Trust’s Administrator. Under the trust administration and accounting agreement, the Administrator provides necessary administrative, tax and accounting services and financial reporting for the maintenance and operations of the Trust, including calculating the NAV of the Trust and the net assets of the Trust.

The Transfer Agent

BNYM also serves as the Transfer Agent for the Trust. The Transfer Agent is responsible for (1) issuing and redeeming Shares, (2) responding to correspondence by holders of the Shares (“Shareholders”) and others relating to its duties, (3) maintaining Shareholder accounts and (4) making periodic reports to the Trust.

The Bitcoin Custodian

Coinbase Custody Trust Company, LLC serves as the Trust’s Bitcoin Custodian. Under the custodial agreement, the Bitcoin Custodian is responsible for (1) safekeeping all of the bitcoin owned by the Trust, (2) opening an account that holds the Trust’s bitcoin and (3) facilitating the transfer of bitcoin required for the operation of the Trust, as directed by the Sponsor. The Bitcoin Custodian is chartered as a limited purpose trust company by the New York State Department of Financial Services (“NYSDFS”) and is authorized by the NYSDFS to provide digital asset custody services. The Bitcoin Custodian is a wholly-owned subsidiary of Coinbase Global, Inc.

The Cash Custodian

Under the Cash Custody Agreement, BNYM, the Cash Custodian, is responsible for holding the Trust’s cash in connection with creation and redemption transactions effected in cash. The Cash Custodian is a New York state-chartered bank and a member of the Federal Reserve System.

The Marketing Agent

Invesco Distributors, Inc. (the “Marketing Agent”) is responsible for: (1) working with the Transfer Agent to review and approve, or reject, purchase and redemption orders of Creation Baskets placed by Authorized Participants with the Transfer Agent; and (2) reviewing and approving the marketing materials prepared by the Trust for compliance with applicable SEC and FINRA advertising laws, rules, and regulations.

The Execution Agent

The Sponsor has entered into an agreement with Galaxy Digital Funds LLC, a subsidiary of Galaxy Digital LP (“Galaxy”), to serve as Execution Agent. At the direction of the Sponsor, the Execution Agent is responsible for selling bitcoin on behalf of the Trust to the extent necessary to permit the payment of the Trust’s expenses. The Trust also may utilize the services of the Execution Agent to purchase or sell bitcoin in connection with cash creations and redemptions. In addition, as part of this agreement, the Execution Agent has agreed to co-brand and co-market the Trust, and the Sponsor has licensed the use of certain Galaxy trademarks, service marks and trade names in connection with the Trust.

Galaxy is a subsidiary of Galaxy Digital Holdings LP (“Galaxy Holdings”). Galaxy Digital Holdings Ltd., which holds a limited partner interest in Galaxy Holdings, is listed on the Toronto Stock Exchange under the symbol “GLXY.”

Note 5 – Organization and Offering Costs

The Sponsor has agreed to pay the organizational and initial offering costs of the Trust and the Trust will not be obligated to reimburse the Sponsor. The organizational and initial offering costs include preparation and filing of incorporation documents, bylaws, declarations of trust, registration statements, board materials, state and federal registration of shares and audit fees. As a result, the Trust’s financial statements will not reflect these organizational and offering costs.

Note 6 – Commitments and Contingencies

The Trust’s organizational documents provide for the Trust to indemnify the Sponsor and any affiliate of the Sponsor that provides services to the Trust to the maximum extent permitted by applicable law, subject to certain exceptions for disqualifying conduct by the Sponsor or such an affiliate. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

Note 7 – Subsequent Events

On January 2, 2024, the Sponsor (in such role, the “Seed Capital Investor”) purchased an additional 200,000 Shares at a per-Share price of $25.00 (“Seed Creation Baskets”). Total proceeds to the Trust from the sale of the Initial Seed Shares and the Seed Creation Baskets were $5,100,000. On January 4, 2024, the Sponsor redeemed the Initial Seed Shares and the Seed Creation Baskets for cash at a per-Share price of $25.00 for a total redemption value of $5,100,000 and immediately created 110,000 Shares (22 Creation Baskets) at a price of $44.16305 per Share based on the Benchmark price as of 4:00 p.m. ET on January 4, 2024. The price of the Shares acquired by the Seed Capital Investor was determined as described in the Prospectus, and such Shares could be sold at different prices if sold by the Seed Capital Investor at different times.

Effective January 10, 2024, the Trust’s registration statement was declared effective by the SEC. The Fund commenced trading on the Cboe BZX Inc. (the “Exchange”) on January 11, 2024.

The Sponsor Fee as of December 31, 2023 was 0.59% per annum. On January 9, 2024, the Sponsor reduced the Sponsor Fee to 0.39% per annum. The Sponsor Fee was further reduced to 0.25% per annum on January 29, 2024. For a 6-month period commencing on the day the Trust’s Shares were initially listed on the Exchange (January 11, 2024), the Sponsor agrees to waive the entire Sponsor Fee on the first $5 billion of Trust assets.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Sponsor, including Brian Hartigan, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Trust carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2023, the end of the period covered by this Annual Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Sponsor, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Sponsor, concluded that the Trust’s disclosure controls and procedures were effective to provide reasonable assurance that information the Trust is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust’s period ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Exemption from Management's Annual Report and Auditor Attestation on Internal Controls

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B. Other Information.

During the period covered by this Report, none of the members of the Sponsor responsible for overseeing the business and operations of the Trust adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Board of Directors and Principal Officers

The Trust has no directors or principal officers and also does not have any employees. It is managed by the Sponsor.

As of December 31, 2023, the following principals serve in the below capacities on behalf of the Sponsor and, unless otherwise indicated, are not executive officers of the Trust:

Name	Capacity
Brian Hartigan[1]	Chief Executive Officer, Board of Managers
Peter Hubbard	Vice President and Director of Portfolio Management
Jordan Krugman[1]	Board of Managers
Terry Gibson Vacheron	Chief Financial Officer
Kelli Gallegos[1]	Principal Financial and Accounting Officer, Investment Pools
Melanie Zimdars	Chief Compliance Officer
John Zerr[1]	Board of Managers

1 Executive officer, within the meaning of Rule 3b-7 under the Exchange Act, of the Trust.

Invesco Group Services Inc. is also a principal of the Sponsor.

The Sponsor is managed by a Board of Managers. The Board of Managers is composed of Messrs. Hartigan, Krugman and Zerr.

The Board of Managers has established an Audit Committee with the following members: Messrs. Hartigan, Krugman and Zerr. The overall purpose of the Audit Committee is to assist the Board of Managers with overseeing the Trust’s financial statements, the Trust's compliance with legal and regulatory requirements, the qualifications and independence of the Trust’s independent registered public accounting firm (the “independent auditor”), the performance of the internal audit function for the Trust, and the performance of the independent auditor.

The Sponsor has designated Mr. Hubbard as the trading principal of the Trust.

Brian Hartigan (45) has been Chief Executive Officer of the Sponsor since November 2023. In this role, he has general oversight responsibilities for all of the Sponsor’s business. Mr. Hartigan has been a Member of the Board of Managers of the Sponsor since November 2023. Previously, Mr. Hartigan was Global Head of ETF Investments and Indexed Strategies at Invesco Ltd., a global investment management company and affiliate of the Sponsor, since 2015. In that role, he was responsible for oversight of all portfolio management activities of ETFs, as well as providing support to the US ETF Board, serving as a global ETF expert/resource and providing day-to-day support. In addition, he was a team leader for Invesco’s unit investment trusts. Mr. Hartigan earned a BA degree from the University of St. Thomas in Minnesota and an MBA in finance from DePaul University. He is a Chartered Financial Analyst® (CFA) charterholder and a member of the CFA Society of Chicago.

Peter Hubbard (43) joined the Sponsor in May 2005 as a portfolio manager and has been Vice President, Director of Portfolio Management since September 2012. In his role, Mr. Hubbard manages a team of eight portfolio managers. His responsibilities include facilitating all portfolio management processes associated with more than 200 equity and fixed income Invesco Funds listed in the United States, Canada and Europe. He is a graduate of Wheaton College with a B.A. degree in Business & Economics. Mr. Hubbard was listed as a principal and registered as an associated person of the Sponsor on November 15, 2012 and January 1, 2013, respectively. Mr. Hubbard was registered as a swap associated person of the Sponsor effective as of September 8, 2015.

Jordan Krugman (46) is Chief Financial Officer of the Americas for Invesco Ltd., a global investment management company affiliated with the Sponsor. He was appointed to this position in October 2020. In this capacity, Mr. Krugman is responsible for general management support, in addition to executing on various strategic initiatives and overseeing the financial framework for the business units operating within the Americas division of Invesco Ltd. He has also served as a Member of the Board of Managers of the Sponsor since October 2020. From March 2019 to October 2020, Mr. Krugman served as the Global Head of Financial Planning and Analysis at Invesco Ltd. In this role, he was responsible for overseeing Invesco’s forecasting, budgeting strategic planning and financial target setting processes, including analytics and decision support for Invesco Ltd’s executive team. From March 2017 to March 2019, Mr. Krugman served as Invesco Ltd.’s Head of Finance & Corporate Strategy, North America. In this role, Mr. Krugman was responsible for strategic and financial planning for Invesco Ltd.’s global investments organization including global real estate, private equity and global fixed income. Prior to that, Mr. Krugman was Invesco Ltd.’s Treasurer and Head of Investor Relations from May 2011 to March 2017. In this role, he was responsible for management of Invesco Ltd.’s liquidity and capital management programs. Additionally, Mr. Krugman managed the communication with Invesco Ltd.’s external stakeholders including equity shareholders, debt investors, rating agencies, and research analysts. Mr. Krugman earned a BA degree in American civilizations, with a US history concentration, from Middlebury College in Vermont in 1999, and earned an MBA from Santa Clara University in California in 2007. He is a Certified Treasury Professional (CTP). Mr. Krugman was listed as a principal of the Sponsor on November 12, 2020.

Terry Vacheron CPA (59) is the Chief Accounting Officer (since April 2022) and Head of Global Tax (since November 2020) at Invesco Ltd. In this role, she leads the company’s financial reporting, accounting, corporate tax, payroll, and SOX functions. Ms. Vacheron also serves as the Chief Financial Officer (since June 2022) of the Sponsor and Invesco Advisers Inc. where she is responsible for overseeing all aspect of the companies’ financial operations, including financial reporting and accounting. Ms. Vacheron joined Invesco in November 2020 following a brief break while between roles in October 2020. Prior to joining the firm, she was with SunTrust Bank (and later Truist Bank, which was formed in 2019 following the merger of BB&T and SunTrust) from October 2009 until September 2020, where she served as the Chief Tax Officer. Ms. Vacheron directed the full spectrum of corporate tax matters and led the tax merger integration effort for the BBT and SunTrust merger. In an overlapping role as the Corporate Functions Risk Officer at SunTrust Bank from March 2013 to December 2019, she built and led multiple corporate risk programs to identify and manage risk while maintaining her Chief Tax Officer responsibilities. During her tenure, she oversaw the implementation of stronger guidelines and accountability for risk programs, including SOX, third-party risk management, and operational risk oversight. Ms. Vacheron earned a BS degree in accounting from the University of Tennessee. She is a Certified Public Accountant (CPA). Ms. Vacheron served on the board of the United Way of Greater Atlanta from 2013 to 2020. She served as a member of the United Way’s Community Engagement Council and is currently on the United Way’s Finance Committee. Ms. Vacheron was listed as a principal of the Sponsor and Invesco Advisers Inc., a registered investment adviser affiliated with the Sponsor, on June 29, 2022.

Kelli Gallegos (53) has been Principal Financial and Accounting Officer – Investment Pools for the Sponsor since September 2018. Additionally, since September 2018, Ms. Gallegos has been Principal Financial and Accounting Officer – Investment Pools of Invesco Specialized Products, LLC (sponsor to a suite of currency exchange-traded funds, “ISP”), Head of North America Fund Reporting of Invesco, Ltd. (a global investment management company), and Vice President and Treasurer of Invesco Exchange Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Commodity Fund Trust, and Invesco Exchange-Traded Self-Indexed Fund Trusts (each a registered investment company offering series of exchange-traded funds, the “Invesco ETFs”). She also serves as Vice President (since March 2016), Principal Financial Officer (since March 2016) and Assistant Treasurer (since December 2008) for a suite of mutual funds advised by Invesco Advisers, Inc., a registered investment adviser (the “Invesco Funds”). In her roles with the Sponsor, ISP, Invesco, the Invesco ETFs and the Invesco Funds, Ms. Gallegos has financial and administrative oversight responsibilities for, and serves as Principal Financial Officer of the Invesco ETFs, the Trust, the Funds and the exchange-traded funds for which ISP serves as sponsor (the “CurrencyShares Trusts”). Previously, she was Director of Fund Financial Services from December 2008 to September 2018, Assistant Treasurer for the Sponsor from January 2013 to September 2018, Assistant Treasurer of ISP from April 2018 to September 2018, Assistant Treasurer for the Invesco ETFs from September 2014 to September 2018 and Assistant Vice President for the Invesco Funds from December 2008 to March 2016. In such roles, Ms. Gallegos managed the group of personnel responsible for the preparation of fund financial statements and other information necessary for shareholder reports, fund prospectuses, regulatory filings, and for the coordination and oversight of third-party service providers of the Fund, the Invesco ETFs, the Invesco Funds, and the CurrencyShares Trusts. Ms. Gallegos earned a BBA in accounting from Harding University in Searcy, AR. Ms. Gallegos was listed as a principal of the Sponsor on September 25, 2018.

Melanie H. Zimdars (47) has been Chief Compliance Officer of the Sponsor since November 2017. In this role she is responsible for all aspects of regulatory compliance for the Sponsor. Ms. Zimdars has also served as Chief Compliance Officer of Invesco Exchange-Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust and Invesco Actively Managed Exchange-Traded Commodity Fund Trust since November 2017. From September 2009 to October 2017, she served as Vice President and Deputy Chief Compliance Officer at ALPS Holdings, Inc. where she was Chief Compliance Officer for six different mutual fund complexes, including active and passive ETFs and open-end and closed-end funds. Through its subsidiary companies, ALPS Holdings, Inc. is a provider of investment products and customized servicing solutions to the financial services industry. Ms. Zimdars received a BS degree from the University of Wisconsin-La Crosse. Ms. Zimdars was listed as a principal of the Sponsor on February 1, 2018.

John Zerr (61) has been a Member of the Board of Managers of the Sponsor since September 2006. Mr. Zerr has also served as Chief Operating Officer of the Americas for Invesco Ltd. since February 2018. Prior to his current position, Mr. Zerr served as Managing Director and General Counsel – U.S. Retail of Invesco Management Group, Inc., a registered investment adviser affiliated with the Sponsor, from March 2006 until February 2018, where he was responsible for overseeing the U.S. Retail Legal Department for Invesco Ltd. and its affiliated companies. Mr. Zerr has also been a Senior Vice President of IDI since March 2006. He also served as a Director of that entity until February 2010. Mr. Zerr has served as Senior Vice President of Invesco Advisers, Inc., a registered investment adviser affiliated with the Sponsor, since December 2009. Mr. Zerr serves as a Director and Vice President of Invesco Investment Services, Inc., a registered transfer agency since May 2007. Mr. Zerr has served as Director, Senior Vice President, General Counsel and Secretary of a number of other Invesco Ltd. wholly owned subsidiaries which service or serviced portions of Invesco Ltd.’s U.S. Retail business since May 2007 and since June 2010 with respect to certain Van Kampen entities engaged in the asset management business that were acquired by Invesco Ltd. from Morgan Stanley. In each of the foregoing positions Mr. Zerr is responsible for overseeing legal operations. In such capacity, Mr. Zerr also is responsible for overseeing the legal activities of the Invesco Funds. Mr. Zerr earned a BA degree in economics from Ursinus College. He graduated cum laude with a J.D. from Temple University School of Law. Mr. Zerr was listed as a principal of the Sponsor on December 6, 2012.

Invesco Group Services Inc., which is a wholly owned, indirect subsidiary of Invesco Ltd., has been a principal of the Sponsor since September 27, 2018 and has periodically been listed with NFA as a principal of other NFA members since May 17, 1990.

Code of Ethics

The Trust has no officers or employees and is managed by Invesco Capital Management LLC. Invesco Capital Management LLC has adopted a code of ethics which applies to all of its employees and is available on request, free of charge, by calling 1-800-983-0903 Monday through Friday, 8:00 a.m. to 5:00 p.m. Central Time.

ITEM 11. Executive Compensation.

The Trust has no employees, officers or directors. The Sponsor receives a Sponsor’s fee, which accrues daily at an annual nominal rate of 0.25% of the daily NAV of the Trust and is paid monthly in arrears. For the period from December 20, 2023 to December 31, 2023, the Trust did not incur Sponsor’s fees.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Trust has no officers or directors. The following table sets forth certain information regarding beneficial ownership of our Shares as of January 31, 2024, as known by management. No person is known by us to own beneficially more than 5% of outstanding Shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Shares	Directors and Officers of Invesco Capital Management LLC as a group	—	Less than 0.1%

The Trust has no securities authorized for issuance under equity compensation plans.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11.

ITEM 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by PricewaterhouseCoopers LLP (“PwC”), the Trust’s independent registered public accounting firm for the period ended December 31, 2023.

Period Ended December 31, 2023
Audit Fees	$60,000
Audit-Related Fees	20,000
Tax fees	—
All other Fees	—
Total	$80,000

Approval of Independent Registered Public Accounting Firm Services and Fees

The Sponsor approved all of the services provided by PwC to the Trust described above. The Sponsor pre-approved all audit and allowed non-audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

See financial statements commencing on page 39 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

Exhibit No.	Description
3.1	Initial Declaration of Trust and Trust Agreement, incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (File No. 333-255175) filed by the Registrant on December 29, 2023

3.2

Amendment No. 1 to the Declaration of Trust and Trust Agreement, incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1 (File No. 333-255175) filed by the Registrant on December 29, 2023.

3.3

Amended and Restated Declaration of Trust and Trust Agreement, incorporated by reference to Exhibit 3.3 of the Registration Statement on Form S-1 (File No. 333-255175) filed by the Registrant on December 29, 2023.

3.4

Second Amended and Restated Declaration of Trust and Trust Agreement, incorporated by reference to Exhibit 3.4 of the Registration Statement on Form S-1 (File No. 333-255175) filed by the Registrant on January 8, 2024.

3.5	Certificate of Trust, incorporated by reference to Exhibit 3.5 of the Registration Statement on Form S-1 (File No. 333-255175) filed by the Registrant on April 12, 2021.

3.6	Amendment No. 1 to the Certificate of Trust, incorporated by reference to Exhibit 3.6 of the Registration Statement on Form S-1 (File No. 333-255175) filed by the Registrant on December 29, 2023.

4.1	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934*

10.1	[Reserved]

10.2

Form of Initial Authorized Participant Agreement, incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1 (File No. 333-255175) filed by the Registrant on December 29, 2023.

10.3	Form of Marketing Agent Agreement, incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1 (File No. 333-255175) filed by the Registrant on December 29, 2023.

10.4	Bitcoin Custody Agreement, incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1 (File No. 333-255175) filed by the Registrant on January 9, 2024.

10.5	Form of Cash Custody Agreement, incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1 (File No. 333-255175) filed by the Registrant on December 13, 2023.

10.6

Form of Trust Administration and Accounting Agreement, incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 (File No. 333-255175) filed by the Registrant on December 13, 2023.

10.7	Form of Transfer Agency Agreement, incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1 (File No. 333-255175) filed by the Registrant on December 13, 2023.

10.8	Calculation Services Subscription Agreement, incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1 (File No. 333-255175) filed by the Registrant on January 9, 2024.

10.9	Form of Execution Agent Agreement, incorporated by reference to Exhibit 10.9 of the Registration Statement on Form S-1 (File No. 333-255175) filed by the Registrant on December 29, 2023.

10.10	Form of Lukka Master Services Agreement, incorporated by reference to Exhibit 10.10 of the Registration Statement on Form S-1 (File No. 333-255175) filed by the Registrant on December 13, 2023.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

97	Policy Relating to Recovery of Erroneously Awarded Compensation*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Galaxy Bitcoin ETF

	By:	Invesco Capital Management LLC
its Sponsor

Dated: March 6, 2024		By:	/S/BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: March 6, 2024		By:	/S/KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity*	Date

/s/JORDAN KRUGMAN	Manager	March 6, 2024
Jordan Krugman

/s/JOHN ZERR	Manager	March 6, 2024
John Zerr

* The registrant is a trust and the persons are signing in their capacities as officers or directors of Invesco Capital Management LLC, the Sponsor of the registrant.