Form 10-Q
period 2024-06-30
Invesco Galaxy Bitcoin ETF
filed 2024-08-07
CIK 1855781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of outstanding Shares as of June 30, 2024: 6,945,000

INVESCO GALAXY BITCOIN ETF

QUARTER ENDED JUNE 30, 2024

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco Galaxy Bitcoin ETF

Statements of Financial Condition

June 30, 2024 and December 31, 2023

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Investments in Bitcoin, at value (cost $332,467,057 as of June 30, 2024)	$435,244,053	$—
Cash held by custodian	—	100,000
Total Assets	$435,244,053	$100,000
Liabilities
Total Liabilities	$—	$—
Commitments and Contingencies (Note 9)
Net Assets	$435,244,053	$100,000
Net assets consist of:
Paid-in-capital	$298,409,051	$100,000
Distributable earnings (loss)	136,835,002	—
	$435,244,053	$100,000
Shares outstanding	6,945,000	4,000
Net asset value per share	$62.67	$25.00
Market value per share	$59.94	$25.00

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Bitcoin ETF

Schedule of Investments

June 30, 2024

(Unaudited)

Description	Quantity	Cost	Fair Value	% of Net Assets
Cryptocurrency
Bitcoin	6,945	$332,467,057	$435,244,053	100.00%
Total Investments	6,945	$332,467,057	$435,244,053	100.00%
Other Assets Less Liabilities			$—	0.00%
Net assets			$435,244,053	100.00%

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Bitcoin ETF

Statement of Income and Expenses

For the Three and Six Months Ended June 30, 2024

(Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024
Income
Total Income	$—	$—
Expenses
Sponsor Fees	271,217	452,718
Total Expenses	271,217	452,718
Less: Waivers	(271,217)	(452,718)
Net Expenses	—	—
Net Investment Income (Loss)	—	—
Net Realized and Net Change in Unrealized Gain (Loss)
Net Realized Gain (Loss) on Investments in Bitcoin	(3,068,108)	33,958,006
Net Change in Unrealized Gain (Loss) on Investments in Bitcoin	(46,013,857)	102,776,996
Net Realized and Net Change in Unrealized Gain (Loss) on Investments in Bitcoin	(49,081,965)	136,735,002
Net Income (Loss)	$(49,081,965)	$136,735,002

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Bitcoin ETF

Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2024

(Unaudited)

	Shares	Total Shareholders' Equity
Balance at March 31, 2024	5,905,000	$418,315,928
Purchases of Shares	1,630,000	104,538,465
Redemption of Shares	(590,000)	(38,528,375)
Net Increase (Decrease) due to Share Transactions	1,040,000	66,010,090
Net Income (Loss)
Net Investment Income (Loss)		—
Net Realized Gain (Loss) on Investments in Bitcoin		(3,068,108)
Net Change in Unrealized Gain (Loss) on Investments in Bitcoin		(46,013,857)
Net Income (Loss)		(49,081,965)
Net Change in Shareholders' Equity	1,040,000	16,928,125
Balance at June 30, 2024	6,945,000	$435,244,053

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Bitcoin ETF

Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2024

(Unaudited)

	Shares	Total Shareholders' Equity
Balance at December 31, 2023	4,000	$100,000
Purchases of Shares	11,705,000	564,002,145
Redemption of Shares	(4,764,000)	(265,593,094)
Net Increase (Decrease) due to Share Transactions	6,941,000	298,409,051
Net Income (Loss)
Net Investment Income (Loss)		—
Net Realized Gain (Loss) on Investments in Bitcoin		33,958,006
Net Change in Unrealized Gain (Loss) on Investments in Bitcoin		102,776,996
Net Income (Loss)		136,735,002
Net Change in Shareholders' Equity	6,941,000	435,144,053
Balance at June 30, 2024	6,945,000	$435,244,053

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Bitcoin ETF

Statement of Cash Flows

For the Six Months Ended June 30, 2024

(Unaudited)

Six Months Ended
June 30, 2024
Cash flows from operating activities:
Net Income (Loss)	$136,735,002
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of bitcoin purchased	(509,716,398)
Proceeds from bitcoin sold	211,207,347
Net Realized Gain (Loss) on Investments in Bitcoin	(33,958,006)
Net Change in Unrealized Gain (Loss) on Investments in Bitcoin	(102,776,996)
Net cash provided by (used in) operating activities	(298,509,051)
Cash flows from financing activities:
Proceeds from purchases of Shares	564,002,145
Redemption of Shares	(265,593,094)
Net cash provided by (used in) financing activities	298,409,051
Net change in cash	(100,000)
Cash at beginning of period	100,000
Cash at end of period	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Bitcoin ETF

Notes to Unaudited Financial Statements

June 30, 2024

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

On January 2, 2024, the Seed Capital Investor purchased an additional 200,000 Shares at a per-Share price of $25.00 (“Seed Creation Baskets”). Total proceeds to the Trust from the sale of the Initial Seed Shares and the Seed Creation Baskets were $5,100,000. On January 4, 2024, the Sponsor redeemed the Initial Seed Shares and the Seed Creation Baskets for cash at a per-Share price of $25.00 for a total redemption value of $5,100,000 and immediately created 110,000 Shares (22 Creation Baskets) at a price of $44.16305 per Share based on the price of the Lukka Prime Bitcoin Reference Rate (the “Benchmark”) as of 4:00 p.m. ET on January 4, 2024. The Benchmark is designed to provide an estimated fair market value price for bitcoin, based on the execution price of bitcoin on its principal market. The price of the Shares acquired by the Seed Capital Investor was determined as described in the Prospectus. The Seed Capital Investor no longer held Shares as of June 30, 2024.

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2024. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the SEC. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the period ended December 31, 2023, as filed with the SEC on March 8, 2024.

Note 2 – Summary of Significant Accounting Policies

A.
Basis of Presentation

The financial statements of the Trust have been prepared using U.S. GAAP. The Trust is considered an investment company under U.S. GAAP for financial statement purposes and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946, Financial Services— Investment Companies, but is not registered, and is not required to be registered, under the Investment Company Act of 1940, as amended.

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

F.
Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor Fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in Section E of this Note 2), litigation and indemnification expenses, judgments, transactional expenses, taxes and other expenses not expected to be incurred in the ordinary course of the Trust’s business. The only expenses of the Trust during the three and six months ended June 30, 2024 were the Sponsor Fee.

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

H. Cash and Cash Equivalents

The Trust defines cash as cash held by the Cash Custodian (as defined below). There were no cash equivalents held by the Trust as of June 30, 2024 and December 31, 2023.

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

Effective as of January 29, 2024, the Sponsor Fee was 0.25% per annum of the daily total net assets of the Trust. From January 9, 2024 until January 28, 2024, the Sponsor Fee was 0.39% per annum. Prior to January 9, 2024, the Sponsor Fee was 0.59% per annum. For a 6-month period commencing on the day the Trust’s Shares were initially listed on the Exchange (January 11, 2024), the Sponsor agreed to waive the entire Sponsor Fee on the first $5 billion of Trust assets.

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

The Sponsor waived fees of $271,217 and $452,718 for the three and six months ended June 30, 2024, respectively.

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

As of June 30, 2024, the investments in this Trust were valued based on Level 1 inputs. The levels assigned to the investment valuations may not be an indication of the risk or liquidity associated with investing in those investments. Because of the inherent uncertainties of valuation, the values reflected in the financial statements may materially differ from the value received upon actual sale of those investments.

Note 7 – Investments in Bitcoin

The Trust expects to purchase or sell bitcoin in connection with cash creation or redemption transactions, and may sell bitcoin to pay certain expenses, including the Sponsor Fee. The following is a summary of the transactions in, and earnings from, investments in bitcoin for the three months ended June 30, 2024.

Opening Balance as of 03/31/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Ending Balance as of 06/30/2024
$418,315,928	$104,538,465	$(38,528,375)	$(46,013,857)	$(3,068,108)	$435,244,053

The following is a summary of the transactions in, and earnings from, investments in bitcoin for the six months ended June 30, 2024.

Opening Balance as of 12/31/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Ending Balance as of 06/30/2024
$—	$509,716,398	$(211,207,347)	$102,776,996	$33,958,006	$435,244,053

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

Note 10 – Financial Highlights

The Trust is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three months ended June 30, 2024 and the period January 10, 2024 to June 30, 2024. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Trust divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended June 30, 2024	For the Period January 10, 2024 (the effective date of the Trust's registration statement) to June 30, 2024
Net Asset Value
Net asset value per Share, beginning of period	$70.84	$46.65
Net realized and change in unrealized gain (loss) on investments in Bitcoin (a)	(8.17)	16.02
Net investment income (loss) (b)	—	—
Net income (loss)	(8.17)	16.02
Net asset value per Share, end of period (c)	$62.67	$62.67
Market value per Share, beginning of period (d)	$70.98	$46.30
Market value per Share, end of period (d)	$59.94	$59.94

Ratio to average Net Assets (e)
Net investment income (loss)	0.00%	0.00%
Expenses, after waivers	0.00%	0.00%
Expenses, prior to waivers	0.25%	0.27%
Total Return, at net asset value (f)(g)	(11.54)%	34.34%
Total Return, at market value (f)(g)	(15.56)%	29.46%

(a)
Net realized and change in unrealized gain (loss) on Bitcoin per share may not correlate with the Trust's net realized and unrealized gain (loss) due to timing of shareholder transactions in relation to the fluctuating market values of the Trust's investments.
(b)
Based on average shares outstanding.
(c)
For financial reporting purposes, the Trust values transactions based upon the end of reporting period price in the market. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Trust’s final creation and redemption NAVs.
(d)
The mean between the last bid and ask prices.
(e)
Annualized.
(f)
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
(g)
The net asset value total return from January 1, 2024 to June 30, 2024 was 150.68%. The market price total return from January 1, 2024 to June 30, 2024 was 139.76%.

Note 11 - Subsequent Events

For the 6-month period commencing on the day the Trust’s shares were initially listed (January 11, 2024), the Sponsor had agreed to waive the entire Sponsor Fee on the first $5 billion of Trust assets. Effective July 11, 2024, this waiver expired, and the Sponsor is no longer waiving the entire Sponsor Fee.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (the “Report”). This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Report that address activities, events or developments that will or may occur in the future, including such matters as movements in the digital asset markets, operations of Invesco Galaxy Bitcoin ETF (the “Trust”), plans and references by Invesco Capital Management LLC (the “Sponsor”) to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, technology developments regarding the use of bitcoin and other digital assets, including the systems used by the Sponsor and Coinbase Custody Trust Company, LLC, the Trust’s bitcoin custodian (the “Bitcoin Custodian”) in their provision of services to the Trust, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this Report, and the risks described in the in Part I, Item 1A. “Risk Factors” of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in other SEC filings by the Trust, as well as general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other economic and political developments. Consequently, all the forward-looking statements made in this Report are qualified by these cautionary statements, and there can be no assurance that actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of its Shares. None of the Trust, the Sponsor, or the Trustee or their respective affiliates is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

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

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the Trust's financial condition as of June 30, 2024, and its results of operations for the three months ended June 30, 2024 and the period January 11, 2024 to June 30, 2024. It should be read in conjunction with the audited financial statements and related notes thereto contained in this Report.

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

The Trust will pay the Sponsor a unified fee of 0.25% per annum (the “Sponsor Fee”) as compensation for services performed under the Trust Agreement. From January 9, 2024 until January 28, 2024, the Sponsor Fee was 0.39% per annum. Prior to January 9, 2024, the Sponsor Fee was 0.59% per annum. The Trust’s only ordinary recurring expense is the Sponsor Fee. For a 6-month period beginning January 11, 2024 the Sponsor agreed to waive the entire Sponsor Fee on the first $5 billion of Trust assets.

Except for periods during which all or a portion of the Sponsor Fee was being waived, the Sponsor Fee will be accrued daily and paid monthly in arrears in U.S. dollars, and will be calculated by Bank of New York Mellon (the “Administrator”). The Administrator will calculate the Sponsor Fee on a daily basis by applying the 0.25% annualized rate to the Trust’s total net assets.

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

As of the date of this Report, each of ABN AMRO Clearing Chicago LLC, BNY Mellon Capital Markets, LLC, Citadel Securities LLC, Goldman Sachs & Co., Jane Street Capital LLC, JP Morgan Securities Inc., Macquarie Capital (USA) Inc., Marex Capital Markets Inc. and Virtu Americas LLC has executed a Participant Agreement and are the only Authorized Participants.

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND THE PERIOD JANUARY 11, 2024 TO JUNE 30, 2024

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

COMPARISON OF MARKET, NAV AND LUKKA PRIME REFERENCE RATE (USD)

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND THE PERIOD JANUARY 11, 2024 TO JUNE 30, 2024

BTCO - For the Three Months Ended June 30, 2024
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Percentage Change
3/31/2024
6/30/2024
Date
NAV
Market
Lukka Prime Reference Rate (USD)

NEITHER THE PAST PERFORMANCE OF THE TRUST NOR THE PRIOR BENCHMARK LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

BTCO - For the Period January 11, 2024 to June 30, 2024
80.00%
70.00%
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
-20.00%
-30.00%
Percentage Change
1/11/2024
4/5/2024
6/29/2024
Date
NAV
Market
Lukka Prime Reference Rate (USD)

NEITHER THE PAST PERFORMANCE OF THE TRUST NOR THE PRIOR BENCHMARK LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Trust Share Price Performance

For the three months ended June 30, 2024, the Exchange market value of each Share decreased from $70.98 per Share to $59.94 per Share. The Share price low and high for the three months ended June 30, 2024 and related change from the Share price on March 31, 2024 was as follows: Shares traded at a low of $56.87 per Share (-19.88%) on May 1, 2024, and a high of $71.81 per Share (+1.17%) on April 8, 2024. The total return for the Trust on a market value basis was -15.56%.

After hitting its all-time-high price in March 2024, bitcoin was range-bound for most of the period between April 1, 2024, and June 30, 2024, waiting for a catalyst to break out of the $55,000 - $70,000 range. Many market participants were focused on the April bitcoin halving, where the reward for “mining” bitcoin is cut in half. In past halvings, on average, prices for bitcoin moved higher before and after the event, but as this digital asset class matures, price moves may not follow historical trends. Gains leading into the halving may have also been exaggerated by the launch of the spot bitcoin exchange-traded products (“ETPs”), possibly tempering any move after the event. Expectations for an eventual Federal Reserve (Fed) easing and US election developments also influenced price action in the second quarter, and could serve as catalysts for bitcoin to break out of its current range.

For the period January 11, 2024 to June 30, 2024, the Exchange market value of each Share increased from $46.30 per Share to $59.94 per Share. The Share price low and high for the period ended June 30, 2024 and related change from the Share price on January 11, 2024 was as follows: Shares traded at a low of $39.11 per Share (-15.54%) on January 23, 2024, and a high of $73.57 per Share (+58.90%) on March 13, 2024. The total return for the Trust on a market value basis was +29.46%.

For the period January 11, 2024, through June 30, 2024, bitcoin’s spot price increased approximately 30%, leading to equivalent gains for the Trust. The bitcoin rally was driven by spot bitcoin ETP demand following their historic launch on January 11, 2024, improving macro sentiment supporting investor risk appetite, and the anticipation leading up to the April 2024 bitcoin halving event. While in past halvings, on average, bitcoin rallied both before and after the event, the upward move before this recent halving may have been exaggerated by the launch of the spot bitcoin ETPs, leading to limited upside following the event. The eventual Federal Reserve Bank (Fed) easing and the November US election have and will likely continue to drive bitcoin price action going forward.

Trust Share Net Asset Performance

For the three months ended June 30, 2024, the NAV of each Share decreased from $70.84 per Share to $59.95 per Share. Falling prices for bitcoin during the three months ended June 30, 2024 contributed to an overall 12.81% decrease in the level of the Benchmark. The total return for the Trust on a NAV basis was -15.37%.

Net income (loss) for the three months ended June 30, 2024 was $(49.1) million, primarily resulting from net realized gain (loss) of $(3.1) million and net change in unrealized gain (loss) of $(46.0) million.

For the period January 11, 2024 to June 30, 2024, the NAV of each Share increased from $46.29 per Share to $59.95 per Share. Rising prices for bitcoin during the period ended June 30, 2024 contributed to an overall 33.79% increase in the level of the Benchmark. The total return for the Trust on a NAV basis was +29.51%.

Net income (loss) for the six months ended June 30, 2024 was $136.7 million, primarily resulting from net realized gain (loss) of $34.0 million and net change in unrealized gain (loss) of $102.8 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust’s quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Trust did not redeem Shares directly from its Shareholders, the Trust redeemed Creation Baskets from Authorized Participants during the three months ended June 30, 2024 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2024 to April 30, 2024	5,000	$66.50
May 1, 2024 to May 31, 2024	135,000	57.53
June 1, 2024 to June 30, 2024	450,000	67.62
Total	590,000	$65.30

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco Galaxy Bitcoin ETF — June 30, 2024 and December 31, 2023 (Unaudited), (ii) the Schedule of Investments of Invesco Galaxy Bitcoin ETF — June 30, 2024 (Unaudited), (iii) the Statement of Income and Expenses of Invesco Galaxy Bitcoin ETF — For the Three and Six Months Ended June 30, 2024 (Unaudited), (iv) the Statement of Changes in Shareholders’ Equity of Invesco Galaxy Bitcoin ETF — For the Three Months Ended June 30, 2024 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco Galaxy Bitcoin ETF — For the Six Months Ended June 30, 2024 (Unaudited), (vi) the Statement of Cash Flows of Invesco Galaxy Bitcoin ETF — For the Six Months Ended June 30, 2024 (Unaudited) and (vii) Notes to Unaudited Financial Statements of Invesco Galaxy Bitcoin ETF — June 30, 2024.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Galaxy Bitcoin ETF

	By:	Invesco Capital Management LLC
its Sponsor

Dated: August 6, 2024		By:	/S/BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: August 6, 2024		By:	/S/KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools