Form 10-Q
period 2024-09-30
Invesco Galaxy Bitcoin ETF
filed 2024-11-07
CIK 1855781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Indicate the number of outstanding Shares as of September 30, 2024: 8,145,000

INVESCO GALAXY BITCOIN ETF

QUARTER ENDED SEPTEMBER 30, 2024

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco Galaxy Bitcoin ETF

Statements of Financial Condition

September 30, 2024 and December 31, 2023

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Investments in Bitcoin, at value (cost $405,676,080 as of September 30, 2024)	$516,728,346	$—
Cash held by custodian	—	100,000
Total Assets	$516,728,346	$100,000
Liabilities
Payable for:
Accrued Sponsor's fees	$96,653
Total Liabilities	$96,653	$—
Commitments and Contingencies (Note 9)
Net Assets	$516,631,693	$100,000
Net assets consist of:
Paid-in-capital	$375,736,568	$100,000
Distributable earnings (loss)	140,895,125	—
	$516,631,693	$100,000
Shares outstanding	8,145,000	4,000
Net asset value per share	$63.43	$25.00
Market value per share	$63.44	$25.00

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Bitcoin ETF

Schedule of Investments

September 30, 2024

(Unaudited)

Description	Quantity	Cost	Fair Value	% of Net Assets
Cryptocurrency
Bitcoin	8,142	$405,676,080	$516,728,346	100.02%
Total Investments	8,142	$405,676,080	$516,728,346	100.02%
Other Assets Less Liabilities			$(96,653)	(0.02)
Net assets			$516,631,693	100.00%

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Bitcoin ETF

Statement of Income and Expenses

For the Three and Nine Months Ended September 30, 2024

(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024
Income
Total Income	$—	$—
Expenses
Sponsor Fees	296,332	749,050
Total Expenses	296,332	749,050
Less: Waivers	(28,021)	(480,739)
Net Expenses	268,311	268,311
Net Investment Income (Loss)	(268,311)	(268,311)
Net Realized and Net Change in Unrealized Gain (Loss)
Net Realized Gain (Loss) from
Investments in Bitcoin Sold to Pay Sponsor Fee	(24,850)	(24,850)
Investments in Bitcoin Sold for Redemptions	(3,921,986)	30,036,020
Net Realized Gain (Loss)	(3,946,836)	30,011,170
Net Change in Unrealized Gain (Loss) from Investments in Bitcoin	8,275,270	111,052,266
Net Realized and Net Change in Unrealized Gain (Loss) from Investments in Bitcoin	4,328,434	141,063,436
Net Income (Loss)	$4,060,123	$140,795,125

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Bitcoin ETF

Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2024

(Unaudited)

	Shares	Total Shareholders' Equity
Balance at June 30, 2024	6,945,000	$435,244,053
Purchases of Shares	1,580,000	99,636,056
Redemption of Shares	(380,000)	(22,308,539)
Net Increase (Decrease) due to Share Transactions	1,200,000	77,327,517
Net Income (Loss)
Net Investment Income (Loss)		(268,311)
Net Realized Gain (Loss) from Investments in Bitcoin Sold for Sponsor Fee and Redemptions		(3,946,836)
Net Change in Unrealized Gain (Loss) from Investments in Bitcoin		8,275,270
Net Income (Loss)		4,060,123
Net Change in Shareholders' Equity	1,200,000	81,387,640
Balance at September 30, 2024	8,145,000	$516,631,693

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Bitcoin ETF

Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2024

(Unaudited)

	Shares	Total Shareholders' Equity
Balance at December 31, 2023	4,000	$100,000
Purchases of Shares	13,285,000	663,638,201
Redemption of Shares	(5,144,000)	(287,901,633)
Net Increase (Decrease) due to Share Transactions	8,141,000	375,736,568
Net Income (Loss)
Net Investment Income (Loss)		(268,311)
Net Realized Gain (Loss) from Investments in Bitcoin Sold for Sponsor Fee and Redemptions		30,011,170
Net Change in Unrealized Gain (Loss) from Investments in Bitcoin		111,052,266
Net Income (Loss)		140,795,125
Net Change in Shareholders' Equity	8,141,000	516,531,693
Balance at September 30, 2024	8,145,000	$516,631,693

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Bitcoin ETF

Statement of Cash Flows

For the Nine Months Ended September 30, 2024

(Unaudited)

Nine Months Ended
September 30, 2024
Cash flows from operating activities:
Net Income (Loss)	$140,795,125
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of bitcoin purchased	(609,352,034)
Proceeds from bitcoin sold to pay Sponsor Fee	171,659
Proceeds from bitcoin sold for redemptions	233,515,465
Net Realized (Gain) Loss from Investments in Bitcoin Sold to pay Sponsor Fee	24,850
Net Realized (Gain) Loss from Investments in Bitcoin Sold for Redemptions	(30,036,020)
Net Change in Unrealized (Gain) Loss from Investments in Bitcoin	(111,052,266)
Change in operating assets and liabilities:
Accrued Sponsor's fees	96,653
Net cash provided by (used in) operating activities	(375,836,568)
Cash flows from financing activities:
Proceeds from purchases of Shares	663,638,201
Redemption of Shares	(287,901,633)
Net cash provided by (used in) financing activities	375,736,568
Net change in cash	(100,000)
Cash at beginning of period	100,000
Cash at end of period	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Bitcoin ETF

Notes to Unaudited Financial Statements

September 30, 2024

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

On January 2, 2024, the Seed Capital Investor purchased an additional 200,000 Shares at a per-Share price of $25.00 (“Seed Creation Baskets”). Total proceeds to the Trust from the sale of the Initial Seed Shares and the Seed Creation Baskets were $5,100,000. On January 4, 2024, the Sponsor redeemed the Initial Seed Shares and the Seed Creation Baskets for cash at a per-Share price of $25.00 for a total redemption value of $5,100,000 and immediately created 110,000 Shares (22 Creation Baskets) at a price of $44.16305 per Share based on the price of the Lukka Prime Bitcoin Reference Rate (the “Benchmark”) as of 4:00 p.m. ET on January 4, 2024. The Benchmark is designed to provide an estimated fair market value price for bitcoin, based on the execution price of bitcoin on its principal market. The price of the Shares acquired by the Seed Capital Investor was determined based on the price of the Benchmark. The Seed Capital Investor no longer held Shares as of September 30, 2024.

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2024. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the SEC. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the period ended December 31, 2023, as filed with the SEC on March 8, 2024.

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

C.
Cash and Cash Equivalents

The Trust defines cash as cash held by the Cash Custodian (as defined below). There were no cash equivalents held by the Trust as of September 30, 2024 and December 31, 2023.

D.
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

E.
Investment Transactions

Bitcoin transactions are accounted for on a trade date basis. Realized gains or losses from the sale or disposition of bitcoin are determined on a specific identification basis and recognized in the Statements of Income and Expenses in the period in which the sale or disposition occurs, respectively.

F.
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

G.
Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor Fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in Section F of this Note 2), litigation and indemnification expenses, judgments, transactional expenses, taxes and other expenses not expected to be incurred in the ordinary course of the Trust’s business. The only expenses of the Trust during the three and nine months ended September 30, 2024 were the Sponsor Fee.

H.
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

The Trust pays the Sponsor a unified fee (the “Sponsor Fee”) in an amount equal to 0.25% per annum of the daily total net assets of the Trust as compensation for services performed under the Trust Agreement. The Sponsor Fee is accrued daily and paid monthly in arrears on the first day the Exchange is open for regular trading (a “Business Day”) of the month in U.S. dollars, and will be calculated by the Administrator. The Sponsor also paid the costs of the Trust’s organization.

From January 9, 2024 until January 28, 2024, the Sponsor Fee was 0.39% per annum. Prior to January 9, 2024, the Sponsor Fee was 0.59% per annum. For a 6-month period commencing on the day the Trust’s Shares were initially listed on the Exchange (January 11, 2024), the Sponsor agreed to waive the entire Sponsor Fee on the first $5 billion of Trust assets. Effective July 11, 2024, this waiver expired, and the Sponsor is no longer waiving the Sponsor Fee.

To cover the Sponsor Fee, and extraordinary expenses not assumed by the Sponsor, the Sponsor or its delegate will cause the Trust (or its delegate) to instruct the Execution Agent to convert bitcoin held by the Trust into U.S. dollars. Extraordinary expenses include, but are not limited to, taxes and governmental charges, any applicable brokerage commissions, financing fees, Bitcoin network fees and similar transaction fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of Shareholders (including, for example, in connection with any fork of the Bitcoin blockchain), any indemnification of the Sponsor, Cash Custodian, Bitcoin Custodian, Administrator or other agents, service providers or counterparties of the Trust and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters. The NAV of the Trust and the number of bitcoins represented by a Share will decline each time the Trust accrues the Sponsor Fee or any Trust expenses not assumed by the Sponsor. The Trust is not responsible for paying any costs associated with the transfer of bitcoin to or from the Trust in connection with paying the Sponsor Fee or in connection with creation and redemption transactions.

The Sponsor waived fees of $28,021 and $480,739 for the three and nine months ended September 30, 2024, respectively.

The Administrator

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

The Cash Custodian

BNYM serves as the Trust’s Cash Custodian. Under the Cash Custody Agreement, BNYM is responsible for holding the Trust’s cash in connection with creation and redemption transactions effected in cash (the “Cash Custodian”). The Cash Custodian is a New York state-chartered bank and a member of the Federal Reserve System.

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

The Execution Agent

The Sponsor has entered into an agreement with Galaxy Digital Funds LLC, a subsidiary of Galaxy Digital LP (“Galaxy”), to serve as Execution Agent. The Trust from time to time will be required to sell bitcoin in such quantities as necessary to permit payment of the Sponsor Fee and any Trust expenses and liabilities not assumed by the Sponsor. The Sponsor has engaged the Execution Agent to sell bitcoin on the Trust’s behalf in such circumstances. The Sponsor or its delegate will cause the Trust (or its delegate) to instruct the Execution Agent to sell bitcoin at approximately the price at which it is valued by the Trust and in the smallest amounts required to permit such payments as they become due, with the intention of minimizing the Trust’s holdings of assets other than bitcoin. Accordingly, the amount of bitcoin to be sold may vary from time to time depending on the level of the Trust’s expenses and liabilities and the market price of bitcoin. The Trust also may utilize the services of the Execution Agent to purchase or sell bitcoin in connection with cash creations and redemptions. In addition, as part of this agreement, the Execution Agent has agreed to co-brand and co-market the Trust, and the Sponsor has licensed the use of certain Galaxy trademarks, service marks and trade names in connection with the Trust.

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

As of September 30, 2024, the investments in this Trust were valued based on Level 1 inputs. The levels assigned to the investment valuations may not be an indication of the risk or liquidity associated with investing in those investments. Because of the inherent uncertainties of valuation, the values reflected in the financial statements may materially differ from the value received upon actual sale of those investments.

Note 7 – Investments in Bitcoin

The Trust expects to purchase or sell bitcoin in connection with cash creation or redemption transactions, and may sell bitcoin to pay certain expenses, including the Sponsor Fee. The following is a summary of the transactions in, and earnings from, investments in bitcoin for the three months ended September 30, 2024.

Fair Value
Opening Balance as of 06/30/2024	$435,244,053
Purchases at Cost	99,635,636
Proceeds from Sales to Pay Sponsor Fee	(171,659)
Proceeds from Sales to Redemptions	(22,308,118)
Change in Unrealized Appreciation (Depreciation)	8,275,270
Net Realized (Gain) Loss from Investments in Bitcoin Sold to pay Sponsor Fee	(24,850)
Net Realized (Gain) Loss from Investments in Bitcoin Sold for Redemptions	(3,921,986)
Ending Balance as of 09/30/2024	$516,728,346

The following is a summary of the transactions in, and earnings from, investments in bitcoin for the nine months ended September 30, 2024.

Fair Value
Opening Balance as of 12/31/2023	$—
Purchases at Cost	609,352,034
Proceeds from Sales to Pay Sponsor Fee	(171,659)
Proceeds from Sales to Redemptions	(233,515,465)
Change in Unrealized Appreciation (Depreciation)	111,052,266
Net Realized (Gain) Loss from Investments in Bitcoin Sold to pay Sponsor Fee	(24,850)
Net Realized (Gain) Loss from Investments in Bitcoin Sold for Redemptions	30,036,020
Ending Balance as of 09/30/2024	$516,728,346

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

Note 10 – Financial Highlights

The Trust is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three months ended September 30, 2024 and the period January 10, 2024 to September 30, 2024. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Trust divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended September 30, 2024	For the Period January 10, 2024 (the effective date of the Trust's registration statement) to September 30, 2024
Net Asset Value
Net asset value per Share, beginning of period	$62.67	$46.65
Net realized and change in unrealized gain (loss) on investments in Bitcoin (a)	0.79	16.82
Net investment income (loss) (b)	(0.03)	(0.04)
Net income (loss)	0.76	16.78
Net asset value per Share, end of period (c)	$63.43	$63.43
Market value per Share, beginning of period (d)	$59.94	$46.30
Market value per Share, end of period (d)	$63.44	$63.44

Ratio to average Net Assets (e)
Net investment income (loss)	(0.23)%	(0.09)%
Expenses, after waivers	0.23%	0.09%
Expenses, prior to waivers	0.25%	0.25%
Total Return, at net asset value (f)(g)	1.22%	35.97%
Total Return, at market value (f)(g)	5.84%	37.02%

(a)
Net realized and change in unrealized gain (loss) on investments in Bitcoin per share may not correlate with the Trust's net realized and unrealized gain (loss) due to timing of shareholder transactions in relation to the fluctuating market values of the Trust's investments.
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
(g)
The net asset value total return from January 1, 2024 to September 30, 2024 was 153.72%. The market price total return from January 1, 2024 to September 30, 2024 was 153.76%.

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

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the Trust's financial condition as of September 30, 2024, and its results of operations for the three months ended September 30, 2024 and the period January 11, 2024 to September 30, 2024. It should be read in conjunction with the audited financial statements and related notes thereto contained in this Report.

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

The Trust pays the Sponsor a unified fee of 0.25% per annum (the “Sponsor Fee”) as compensation for services performed under the Trust Agreement. From January 9, 2024 until January 28, 2024, the Sponsor Fee was 0.39% per annum. Prior to January 9, 2024, the Sponsor Fee was 0.59% per annum. The Trust’s only ordinary recurring expense is the Sponsor Fee. For a 6-month period beginning January 11, 2024 the Sponsor agreed to waive the entire Sponsor Fee on the first $5 billion of Trust assets. Effective July 11, 2024, this waiver expired, and the Sponsor is no longer waiving the Sponsor Fee.

Except for periods during which all or a portion of the Sponsor Fee was being waived, the Sponsor Fee is accrued daily and paid monthly in arrears in U.S. dollars, and is calculated by Bank of New York Mellon (the “Administrator”). The Administrator calculates the Sponsor Fee on a daily basis by applying the 0.25% annualized rate to the Trust’s total net assets.

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

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND THE PERIOD JANUARY 11, 2024 TO SEPTEMBER 30, 2024

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

COMPARISON OF MARKET, NAV AND LUKKA PRIME REFERENCE RATE (USD)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND THE PERIOD JANUARY 11, 2024 TO SEPTEMBER 30, 2024

BTCO - For the Three Months Ended September 30, 2024
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Percentage Change
6/30/2024
9/30/2024
Date
NAV
Market
Lukka Prime Reference Rate (USD)

NEITHER THE PAST PERFORMANCE OF THE TRUST NOR THE PRIOR BENCHMARK LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE TRUST’S FUTURE PERFORMANCE.

BTCO - For the Period January 11, 2024 to September 30, 2024
80.00%
70.00%
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
-20.00%
-30.00%
Percentage Change
1/11/2024
4/7/2024
7/3/2024
9/28/2024
Date
NAV
Market
Lukka Prime Reference Rate (USD)

NEITHER THE PAST PERFORMANCE OF THE TRUST NOR THE PRIOR BENCHMARK LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE TRUST’S FUTURE PERFORMANCE.

Trust Share Price Performance

For the three months ended September 30, 2024, the Exchange market value of each Share increased from $59.94 per Share to $63.44 per Share. The Share price low and high for the three months ended September 30, 2024 and related change from the Share price on June 30, 2024 was as follows: Shares traded at a low of $53.47 per Share (-10.80%) on August 5, 2024 and a high of $68.30 per Share (+13.94%) on July 22, 2024. The total return for the Trust on a market value basis was +5.84%.

Bitcoin posted positive performance in the third quarter of 2024. The launch of spot Ethereum ETPs in July and the kickoff of the Federal Reserve (the “Fed”) easing cycle in September 2024 fueled more bullish sentiment for cryptocurrencies. Although bitcoin has been range-bound, it was generally trending lower since mid-March 2024 on growing economic concerns in the US and reduced risk appetite, however, Fed Chair Powell’s optimistic messaging on the economy provided some relief. Another influencing factor was market expectations for a potential second term as president by former President Trump, especially prior to Vice President Harris joining the presidential race in August. In this respect, former President Trump was generally viewed as more “pro-crypto” and could potentially seek relaxed regulations and more innovation-focused projects.

For the period January 11, 2024 (Commencement of Trading) to September 30, 2024, the Exchange market value of each Share increased from $46.30 per Share to $63.44 per Share. The Share price low and high for the period ended September 30, 2024 and related change from the Share price on January 11, 2024 was as follows: Shares traded at a low of $39.11 per Share (-15.54%) on January 23, 2024 and a high of $73.57 per Share (+58.90%) on March 13, 2024. The total return for the Trust on a market value basis was +37.02%.

For the period January 11, 2024 through September 30, 2024, bitcoin’s spot price rallied over 35%, leading to strong gains for the Trust. The rally was initially driven by spot bitcoin ETP demand following their historic launch on January 11, 2024, improving macro sentiment supporting investor risk appetite, and the anticipation leading up to the April 2024 bitcoin halving event, which has historically provided upside potential for bitcoin. However, after hitting a record high in March 2024 of $73,000, bitcoin prices trended lower in a range for the balance of the period, waiting for a catalyst to break out. The third quarter was a positive quarter for bitcoin as the kickoff of the Fed easing cycle and market expectations for a potential second term as president by former President Trump fueled the bullish sentiment around cryptocurrencies. The launch of spot Ethereum ETPs in July may have also been a supportive catalyst.

Trust Share Net Asset Performance

For the three months ended September 30, 2024, the NAV of each Share increased from $59.95 per Share to $63.43 per Share. Rising price for bitcoin during the three months ended September 30, 2024 contributed to an overall 2.48% increase in the level of the Benchmark. The total return for the Trust on a NAV basis was +5.81%.

Net income (loss) for the three months ended September 30, 2024 was $4.1 million, primarily resulting from net realized gain (loss) of $(3.9) million, net change in unrealized gain (loss) of $8.3 million and net operating expenses of $0.3 million.

For the period January 11, 2024 (Commencement of Trading) to September 30, 2024, the NAV of each Share increased from $46.29 per Share to $63.43 per Share. Rising price for bitcoin during the period ended September 30, 2024 contributed to an overall 36.75% increase in the level of the Benchmark. The total return for the Trust on a NAV basis was +37.03%.

Net income (loss) for the nine months ended September 30, 2024 was $140.8 million, primarily resulting from net realized gain (loss) of $30.0 million, net change in unrealized gain (loss) of $111.1 million and net operating expenses of $0.3 million.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Sponsor to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period covered by this report. A description of the valuation of bitcoin, a critical accounting policy that the Trust believes is important to understanding its results of operations and financial position, is provided in the section entitled “Valuation of Bitcoin,” above. In addition, please refer to Note 2 to the financial statements of the Trust for further discussion of the Trust’s accounting policies and Part II, Item 7 – “Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in the Annual Report on Form 10-K for the period ended December 31, 2023.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust’s quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Trust did not redeem Shares directly from its Shareholders, the Trust redeemed Creation Baskets from Authorized Participants during the three months ended September 30, 2024 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2024 to July 31, 2024	—	$—
August 1, 2024 to August 31, 2024	150,000	58.96
September 1, 2024 to September 30, 2024	230,000	58.54
Total	380,000	$58.71

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco Galaxy Bitcoin ETF — September 30, 2024 and December 31, 2023 (Unaudited), (ii) the Schedule of Investments of Invesco Galaxy Bitcoin ETF — September 30, 2024 (Unaudited), (iii) the Statement of Income and Expenses of Invesco Galaxy Bitcoin ETF — For the Three and Nine Months Ended September 30, 2024 (Unaudited), (iv) the Statement of Changes in Shareholders’ Equity of Invesco Galaxy Bitcoin ETF — For the Three Months Ended September 30, 2024 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco Galaxy Bitcoin ETF — For the Nine Months Ended September 30, 2024 (Unaudited), (vi) the Statement of Cash Flows of Invesco Galaxy Bitcoin ETF — For the Nine Months Ended September 30, 2024 (Unaudited) and (vii) Notes to Unaudited Financial Statements of Invesco Galaxy Bitcoin ETF — September 30, 2024.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Galaxy Bitcoin ETF

	By:	Invesco Capital Management LLC
its Sponsor

Dated: November 6, 2024		By:	/S/BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: November 6, 2024		By:	/S/KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools