Form 10-K
period 2024-12-31
Invesco Galaxy Bitcoin ETF
filed 2025-02-28
CIK 1855781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 001-41913

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

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $416,283,300

Number of Common Shares of Beneficial Interest outstanding as of January 31, 2025: 7,975,000

i

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

PART I

ITEM 1. BUSINESS.

Overview

Invesco Galaxy Bitcoin ETF (the “Trust”) is a Delaware statutory trust, formed on April 5, 2021 pursuant to the Delaware Statutory Trust Act (“DSTA”). The Trust continuously issues common shares representing fractional undivided beneficial interest in and ownership of the Trust. The Trust operates pursuant to its Second Amended and Restated Declaration of Trust and Trust Agreement, dated as of January 5, 2024 (the “Trust Agreement”). Delaware Trust Company, a Delaware trust company, is the Delaware trustee of the Trust (the “Trustee”). The Trust is managed and controlled by Invesco Capital Management LLC (the “Sponsor”). The Trust commenced trading on the Cboe BZX Exchange Inc. (the “Exchange”) on January 11, 2024. The Trust has an unlimited number of shares authorized for issuance.

The Trust’s investment objective is to reflect the performance of the spot price of bitcoin as measured using the Lukka Prime Bitcoin Reference Rate (the “Benchmark”), less the Trust’s expenses and other liabilities.

In seeking to achieve its investment objective, the Trust holds bitcoin. The Trust is passively managed and the Sponsor does not actively manage the bitcoin held by the Trust. This means that the Sponsor does not sell bitcoin at times when its price is high or acquire bitcoin at low prices in the expectation of future price increases. It also means that the Sponsor does not make use of any of the hedging techniques available to professional bitcoin investors to attempt to reduce the risks of losses resulting from price changes.

Coinbase Custody Trust Company, LLC (the “Bitcoin Custodian”) holds all of the Trust’s bitcoin on the Trust’s behalf as bitcoin custodian. The Bitcoin Custodian keeps the private keys associated with the Trust’s bitcoin in a “cold storage” environment where the private keys are generated and secured (the “Prime Custody Vault”). From time to time, such as when the Trust’s bitcoin is being processed in connection with certain creation or redemption transactions or it is being sold, the Trust’s bitcoin may be maintained in a trading account (the “Trading Balance”) with Coinbase, Inc. (“Coinbase” or the “Prime Broker”), an affiliate of the Bitcoin Custodian. The Trust’s bitcoin is maintained by the Bitcoin Custodian and Coinbase in accounts that are required to be segregated from the assets held by the Bitcoin Custodian or Coinbase as principal and, when held in the Prime Custody Vault, the assets of their other customers.

The Trust values its Shares each day when the Exchange is open for regular trading (a “Business Day”) as of 4:00 p.m. ET. The value of bitcoin held by the Trust is determined based on the estimated fair market value price for bitcoin, reflecting the execution price of bitcoin on its principal market as determined each day by Lukka Inc., an independent third-party digital asset data company (the “Benchmark Provider”).

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

The Lukka Prime Bitcoin Reference Rate

The Benchmark is designed to provide an estimated fair market value (“FMV”) for bitcoin, in a manner that aligns with accounting principles generally accepted in the United States (“U.S. GAAP”) and International Financial Reporting Standards Foundation (“IFRS”) accounting guidelines regarding fair market value measurements. In this regard, the Benchmark Provider seeks to identify a “principal market” for bitcoin each day, by evaluating eligible bitcoin trading platforms across a variety of different criteria, including the trading platforms’ oversight and governance frameworks, microstructure efficiency, trading volume, data transparency and data integrity. As of December 31, 2024, the following trading platforms are considered to be eligible trading platforms by the Benchmark Provider: Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex (collectively, “Benchmark Pricing Sources”). The Benchmark Provider reviews trading platforms eligible for inclusion in the Benchmark quarterly. In determining which trading platforms to include Benchmark Pricing Sources, the Benchmark Provider evaluates each trading platform using proprietary ratings criteria. The Benchmark Provider periodically reassesses the trading platforms eligible to be considered Benchmark Pricing Sources, and makes adjustments as needed.

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

The Sponsor is responsible for all routine operational, administrative and other ordinary expenses of the Trust, including, but not limited to, the Trustee’s fees, the fees of the Bank of New York Mellon (the “Administrator” and the “Transfer Agent”), the fees of the Bitcoin Custodian, the fees of Galaxy Digital Funds LLC (the “Execution Agent”), Exchange listing fees, Securities and Exchange Commission registration fees, printing and mailing costs, legal costs and audit fees. The Trust pays the Sponsor a unified fee of 0.25% per annum of the daily total net assets of the Trust (the “Sponsor Fee”) as compensation for services performed under the Trust Agreement (as defined herein). The Trust’s only ordinary recurring expense is the Sponsor Fee. For the 6-month period commencing on the day the Trust’s Shares were initially listed on the Exchange (January 11, 2024), the Sponsor waived the entire Sponsor Fee on the first $5 billion of Trust assets.

The Trustee

Delaware Trust Company, a Delaware trust company, acts as the Trustee of the Trust as required to create a Delaware statutory trust in accordance with the Trust Agreement and the DSTA. The Trustee’s principal address is located at 251 Little Falls Drive, Wilmington, DE 19808.

The Administrator

The Bank of New York Mellon (“BNYM”) serves as the Trust’s Administrator. Under the trust administration and accounting agreement, the Administrator provides necessary administrative, tax and accounting services and financial reporting for the maintenance and operations of the Trust, including calculating the net asset value (“NAV”) of the Trust, determining the net assets of the Trust, and calculating the size of the Creation Baskets. The Administrator’s principal address is 240 Greenwich Street, New York, New York 10286.

The Transfer Agent

BNYM also serves as the Transfer Agent for the Trust. The Transfer Agent is responsible for (1) issuing and redeeming Shares in connection with creation and redemption transactions, (2) responding to correspondence by holders of the Shares (“Shareholders”) and others relating to its duties, (3) maintaining Shareholder accounts, and (4) making periodic reports to the Trust. The Transfer Agent’s principal address is 240 Greenwich Street, New York, New York 10286.

The Bitcoin Custodian

Coinbase Custody Trust Company, LLC serves as the Trust’s Bitcoin Custodian. The Trust has entered into a prime brokerage and custody agreement with the Bitcoin Custodian (the “Bitcoin Custody Agreement”), pursuant to which the Bitcoin Custodian holds in custody all of the Trust’s bitcoin, other than that which may be maintained in a trading account with Coinbase, Inc. from time to time.

The Bitcoin Custodian was chartered in 2018 as a limited purpose trust company by the New York State Department of Financial Services (“NYSDFS”) and is authorized by the NYSDFS to provide digital asset custody services. The Bitcoin Custodian is a wholly-owned subsidiary of Coinbase Global, Inc. The Bitcoin Custodian is subject to regulation by the NYSDFS and has a long track record of providing custodial services for digital asset private keys. The Sponsor believes that the Bitcoin Custodian’s policies, procedures, and controls for safekeeping, exclusively possessing, and controlling the Trust’s bitcoin holdings are consistent with industry best practices to protect against theft, loss, and unauthorized and accidental use of the private keys. The Trust Bitcoin Account and Sponsor Bitcoin Account (each as defined herein) are segregated accounts and are therefore not commingled with the Bitcoin Custodian’s corporate or other customer assets.

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

Regulation

The Trust is not a mutual fund and is not registered, and is therefore not subject to regulation, under the Investment Company Act of 1940, as amended (the “1940 Act”). The Trust is not a commodity pool for purposes of the Commodity Exchange Act of 1936, as amended (the “CEA”), and the Sponsor is not subject to regulation by the Commodity Futures Trading Commission (the “CFTC”) as a commodity pool operator or a commodity trading advisor. The Trust’s Shares are neither interests in, nor obligations of, the Sponsor or the Trustee.

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

US federal and state regulators, as well as the White House, have issued reports and releases concerning crypto assets, including Bitcoin and crypto asset markets. Further, in 2023 the House of Representatives formed two new subcommittees: the Digital Assets, Financial Technology and Inclusion Subcommittee and the Commodity Markets, Digital Assets, and Rural Development Subcommittee, each of which were formed in part to analyze issues concerning crypto assets and demonstrate a legislative intent to develop and consider the adoption of federal legislation designed to address the perceived need for regulation of and concerns surrounding the crypto industry. However, the extent and content of any forthcoming laws and regulations are not yet ascertainable with certainty, and it may not be ascertainable in the near future. A divided Congress makes any prediction difficult. The Trust cannot predict how these and other related events will affect the Trust or the crypto asset business.

Employees

The Trust has no employees.

Competition

The Trust and the Sponsor face competition with respect to competing exchange-traded bitcoin products. There can be no assurance that the Trust will achieve initial market acceptance and scale due to competition.

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

ITEM 1A. RISK FACTORS.

An investment in Shares involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Report and the Trust’s prospectus dated January 11, 2024 (the “Prospectus”), before making a decision to invest in Shares. If any of the following risks occur, the business, financial condition and results of operations of the Trust may be adversely affected.

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

Risks Related to Bitcoin

Market and Volatility Risk.

Bitcoin has historically exhibited high price volatility relative to more traditional asset classes. For example, there were steep increases in the value of certain digital assets, including bitcoin, over the course of 2021. These increases were followed by steep drawdowns throughout 2022. These episodes of rapid price appreciation followed by steep drawdowns have occurred multiple times throughout bitcoin’s history, including, for example, in 2011, 2013-2014, and 2017-2018, before repeating again in 2021-2022. Over the course of 2023 and 2024, bitcoin prices continued to exhibit extreme volatility.

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

Adoption Risk

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

Bitcoin has only recently become selectively accepted as a means of payment for goods and services by some retail and commercial outlets, and the use of bitcoin by consumers to pay such retail and commercial outlets remains limited. Banks and other established financial institutions may refuse to process funds for bitcoin transactions; process wire transfers to or from bitcoin trading venues, bitcoin-related companies or service providers; or maintain accounts for persons or entities transacting in bitcoin or providing bitcoin-related services. In addition, some taxing jurisdictions, including the U.S., treat the use of bitcoin as a medium of exchange for goods and services to be a taxable sale of bitcoin, which could discourage the use of bitcoin as a medium of exchange, especially for a holder of bitcoin that has appreciated in value. See “—Regulatory Risk—The tax treatment of bitcoin and transactions involving bitcoin for U.S. federal income tax purposes is uncertain and may be adverse, which could adversely affect the value of an investment in the Shares.”

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

As the use of digital asset networks increases without a corresponding increase in throughput of the networks, average fees and settlement times have shown significant volatility and can increase significantly at times. Bitcoin’s network has been, at times, at capacity, which has led to increased transaction fees. For example, since January 1, 2019, bitcoin transaction fees have increased from $0.18 per bitcoin transaction, on average, to a high of $60.95 per transaction, on average, on April 20, 2021. As of December 31, 2022, bitcoin transaction fees were $1.17 per transaction, on average. Increased fees and decreased settlement speeds could preclude certain uses for bitcoin (e.g., micropayments), and could reduce demand for, and the price of, bitcoin, which could adversely impact the value of the Shares. In May 2023, events related to the adoption of ordinals, which are a means of inscribing digital content on the bitcoin blockchain, caused transaction fees to temporarily spike above $30 per transaction. As of December 31, 2024, bitcoin transaction fees were averaging $1.78 per transaction .

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

Miners generate revenue from both newly created bitcoin, known as the “block reward” and from fees taken upon verification of transactions. If the aggregate revenue from transaction fees and the block reward is below a miner’s cost, the miner may cease operations. If the award of new units of bitcoin for solving blocks declines and/or the difficulty of solving blocks increases, and transaction fees voluntarily paid by participants are not sufficiently high, miners may not have an adequate incentive to continue mining and may cease their mining operations. The current fixed reward for solving a new block on the Bitcoin network is 3.125 bitcoin per block, which decreased from 6.25 bitcoin in April 2024. It is estimated that it will halve again sometime in 2028. Reductions may result in a reduction in the aggregate hash rate of the Bitcoin network as the incentive for miners decreases. Miners ceasing operations would reduce the collective processing power on the Bitcoin network, which would adversely affect the confirmation process for transactions (i.e., temporarily decreasing the speed at which blocks are added to the blockchain until the next scheduled adjustment in difficulty for block solutions) and make the Bitcoin network more vulnerable to a malicious actor or botnet obtaining sufficient control to alter the blockchain and hinder transactions. Any reduction in confidence in the confirmation process or processing power of the Bitcoin network may adversely affect an investment in the Shares.

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

Furthermore, a hard fork can introduce new security risks. For example, when Ethereum and Ethereum Classic split in July 2016, replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued trading venues through at least October 2016. A trading platform announced in July 2016 that it had lost 40,000 ether tokens from the Ethereum Classic network, which was worth about $100,000 at that time, as a result of replay attacks. Another possible result of a hard fork is an inherent decrease in the level of security. After a hard fork, it may become easier for an individual miner or mining pool’s hashing power to exceed 50% of the processing power of the Bitcoin network, thereby making the network more susceptible to attack.

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

As another example of the effects of hard forks on digital assets, on September 15, 2022, the Ethereum Network successfully completed its Merge, moving from a Proof-of-Work (“PoW”) model to a Proof-of-Stake (“PoS”) model. Ethereum PoW miners who disagreed with the new consensus mechanism forked the network, which resulted in the EthereumPoW network (“ETHW”). ETHW was driven by a small but vocal group of miners who wished to hold onto revenue as Ethereum switched to PoS. The vast majority of token holder votes preferred the new PoS consensus method. There was no material impact on the Ethereum network as a result of the fork. All ether holders were airdropped ETHW tokens as a result of the hard fork. However, not all liquidity providers were able to trade the new token and the ETHW token almost immediately lost most of its value.

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

Cybersecurity Risk Related to Bitcoin

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

Some digital asset networks have been subject to malicious activity achieved through control over 50% of the processing power on the network. For example, on May 24, 2018, it was reported that attackers compromised the Bitcoin Gold network in this manner and were successfully able to double-spend units of bitcoin gold in a series of transactions over the course of at least one week and in a total amount of at least $18 million. In addition, in May 2019, the Bitcoin Cash network experienced a 51% attack when two large mining pools reversed a series of transactions in order to stop an unknown miner from taking advantage of a flaw in a recent Bitcoin Cash protocol upgrade. Although this particular attack was arguably benevolent, the fact that such coordinated activity was able to occur may negatively impact perceptions of the Bitcoin Cash network. Furthermore, in August 2020, the Ethereum Classic Network was the target of two double-spend attacks by an unknown actor or actors that gained more than 50% of the processing power of the Ethereum Classic network. The attacks resulted in reorganizations of the Ethereum Classic blockchain that allowed the attacker or attackers to reverse previously recorded transactions in excess of $5.0 million and $1.0 million. Other digital assets such as Verge, Monacoin and Electroneum have also suffered similar attacks. Although there have been no reports of such activity on the Bitcoin network, certain mining pools may have exceeded the 50% threshold on the Bitcoin network in the past. The possible crossing of the 50% threshold indicates a greater risk that a single mining pool could exert authority over the validation of digital asset transactions, and this risk is heightened if over 50% of the processing power on the Bitcoin network falls within the jurisdiction of a single governmental authority. For example, it is believed that more than 50% of the processing power on the Bitcoin network is now or at one time was located in China. Because the Chinese government has subjected digital assets to heightened levels of scrutiny recently, forcing several digital asset trading venues to shut down, and has reportedly begun to place restrictions on mining activities, there is a risk that the Chinese government could also achieve control over more than 50% of the processing power on the Bitcoin network. To the extent that the Bitcoin ecosystem, including the core developers and the administrators of mining pools, does not act to ensure greater decentralization of mining processing power, the feasibility of a malicious actor obtaining control of the processing power on the Bitcoin network will increase, which may adversely affect an investment in the Shares. See “—Regulatory Risk.”

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

The Trust could also suffer losses in the event that a bank in which the Execution Agent holds customer cash fails, becomes insolvent, enters receivership, is taken over by regulators, enters financial distress, or otherwise suffers adverse effects to its financial condition or operational status. For example, in 2023 Silvergate Bank, Silicon Valley Bank, Signature Bank, and First Republic Bank experienced financial distress, including voluntary liquidation and receiverships.

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

Regulatory Risk

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

US federal and state regulators have issued reports and releases concerning crypto assets, including Bitcoin and crypto asset markets. Further, in 2023 the House of Representatives formed two new subcommittees: the Digital Assets, Financial Technology and Inclusion Subcommittee and the Commodity Markets, Digital Assets, and Rural Development Subcommittee, each of which were formed in part to analyze issues concerning crypto assets and demonstrate a legislative intent to develop and consider the adoption of federal legislation designed to address the perceived need for regulation of and concerns surrounding the crypto industry. The extent and content of any forthcoming laws and regulations are not yet ascertainable with certainty, and may not be ascertainable in the near future. It is difficult to predict how these and other related events will affect the Trust or the crypto asset business.

In August 2021, the chair of the SEC stated that he believed investors using digital asset trading platforms are not adequately protected, and that activities on the platforms can implicate the securities laws, commodities laws and banking laws, raising a number of issues related to protecting investors and consumers, guarding against illicit activity, and ensuring financial stability. The chair expressed a need for the SEC to have additional authorities to prevent transactions, products, and platforms from “falling between regulatory cracks,” as well as for more resources to protect investors in “this growing and volatile sector.” The chair called for federal legislation centering on digital asset trading, lending, and decentralized finance platforms, seeking “additional plenary authority” to write rules for digital asset trading and lending. Moreover, Former President Biden’s March 9, 2022 Executive Order, asserting that technological advances and the rapid growth of the digital asset markets “necessitate an evaluation and alignment of the United States Government approach to digital assets,” signals an ongoing focus on digital asset policy and regulation in the United States. A number of reports issued pursuant to the Executive Order have focused on various risks related to the digital asset ecosystem, and have recommended additional legislation and regulatory oversight. There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets. In May 2024, the House of Representatives passed H.R. 4763, the Financial Innovation and Technology for the 21st Century Act (“FIT21”), which would amend existing securities and commodity regulatory statutes to facilitate the use of digital assets. While FIT21 receive strong bipartisan support, its future in is uncertain, however, a Republican-controlled Congress may result in the enactment of legislation governing cryptocurrencies, such FIT21. During his campaign, President Trump indicated that his administration will be pro-cryptocurrency and has reportedly discussed the creation of a national bitcoin reserve, and other potential policies related to cryptocurrencies including bitcoin. On January 23, 2025, President Trump issued an Executive Order that outlined the administration’s commitment to strengthening U.S. leadership in the digital asset space and established an inter-agency working group for artificial intelligence and crypto that is tasked with proposing a regulatory framework governing the issuance and operation of digital assets, including stablecoins, in the United States.

It is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC, the CFTC or other regulators, what the nature of such additional authorities might be, how they might impact the ability of digital asset markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets generally and bitcoin held by the Trust specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on the Trust and the Shares.

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

In addition, a determination that bitcoin is a security under U.S. or foreign law could adversely affect an investment in the Shares. See “—Future regulations may require the Trust and the Sponsor to become registered, which may cause the Trust to liquidate.”

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

Shareholders do not have the protections associated with ownership of Shares in an investment company registered under the 1940 Act or the protections afforded by the Commodity Exchange Act (the “CEA”).

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

If a Shareholder opposed a jury trial demand based on the waiver, the applicable court would determine whether the waiver was enforceable based on the facts and circumstances of that case in accordance with applicable federal laws. To the Trust’s knowledge, the enforceability of a contractual pre-dispute jury trial waiver in connection with claims arising under the U.S. federal securities laws has not been finally adjudicated by the U.S. Supreme Court. However, the Trust believes that a contractual pre-dispute jury trial waiver provision is generally enforceable, including under the laws of the State of Delaware, which govern the Trust Agreement. By purchasing Shares in the Trust, Shareholders waive a right to a trial by jury which may limit a Shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Trust.

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

Current and future legislation, SEC and CFTC rulemaking, and other regulatory developments may impact the manner in which bitcoin is treated for classification and clearing purposes. In particular, certain transactions in bitcoin may be deemed to be commodity interests under the CEA or bitcoin may be classified by the SEC as a “security” under U.S. federal securities laws. Public statements made in the past by senior officials at the SEC, including a June 2018 speech by the then director of the SEC’s Division of Corporation Finance, indicate that such officials do not believe that bitcoin is a security. Such statements are not official policy statements by the SEC and reflect only the speaker’s views, which are not binding on the SEC or any other agency or court. If bitcoin is determined to be a “security” under federal or state securities laws by the SEC or any other agency, or in a proceeding in a court of law or otherwise, it may have material adverse consequences for bitcoin as a digital asset. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Trust. If the Sponsor decides to dissolve the Trust in response to the changed regulatory circumstances, the Trust may be dissolved or liquidated at a time that is disadvantageous to Shareholders.

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

In addition to financial regulation, because of the high energy usage required for bitcoin mining, bitcoin may be subject to regulation stemming from energy usage and/or climate concerns. For example, as of December 31, 2024, approximately 796 million tera hashes are performed every second in connection with mining on the Bitcoin network . Although measuring the electricity consumed by this process is difficult because these operations are performed by various machines with varying levels of efficiency, the process consumes a significant amount of energy. The operations of the Bitcoin network and other digital asset networks may also consume significant amounts of energy. Further, in addition to the direct energy costs of performing calculations on any given digital asset network, there are indirect costs that impact a network’s total energy consumption, including the costs of cooling the machines that perform these calculations. A number of states and countries have adopted, or are considering the adoption of, regulatory frameworks to impede bitcoin mining and/or bitcoin use more broadly. For example, New York State recently failed to pass a bill that would place a moratorium on mining operations for proof-of-work blockchains such as bitcoin. Depending on how futures regulations are formulated and applied, such policies could have the potential to negatively affect the price of bitcoin, and, in turn, the value of the Shares. Increased regulation and the corresponding compliance cost of these regulations could additionally result in higher barriers to entry for bitcoin miners, which could increase the concentration of the hash rate, potentially having a negative impact on the price of bitcoin.

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

Current U.S. Internal Revenue Service (“IRS”) guidance indicates that bitcoin should be treated and taxed as property, not as currency, for U.S. federal income tax purposes, and that transactions involving the payment of bitcoin in return for goods and services should be treated as barter transactions. Such exchanges result in capital gain or loss measured by the difference between the price at which bitcoin is exchanged and the taxpayer’s basis in the bitcoin. However, because bitcoin is a new technological innovation, because IRS guidance has taken the form of administrative pronouncements that may be modified without prior notice and comment, and because there is as yet little case law on the subject, the U.S. federal income tax treatment of an investment in bitcoin or in transactions relating to investments in bitcoin may change from that described in this Report, possibly with retroactive effect. Any such change in the U.S. federal income tax treatment of bitcoin may have a negative effect on prices of bitcoin and may adversely affect the value of the Shares. In this regard, the IRS has indicated that it has made it a priority to issue additional guidance related to the taxation of virtual currency transactions, such as transactions involving bitcoin. In addition, the IRS and U.S. Department of Treasury have proposed regulations regarding the tax information reporting rules for cryptocurrency transactions. While it has started to issue such additional guidance, whether any future guidance will adversely affect the U.S. federal income tax treatment of an investment in bitcoin or in transactions relating to investments in bitcoin is unknown. Moreover, future developments that may arise with respect to digital currencies may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income tax purposes.

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

Current IRS guidance does not address whether income recognized by a non-U.S. person as a result of a hard fork, airdrop or similar occurrence could be subject to the 30% withholding tax imposed on U.S. source “fixed or determinable annual or periodical gains, profits and income” (“FDAP”). A Non-U.S. Shareholder (which is a Shareholder that is, or is treated as, for U.S. federal income tax purposes, a nonresident alien individual, a foreign corporation, or an estate or trust whose income is not subject to U.S. federal income tax on a net income basis ) should assume that, in the absence of guidance, a withholding agent (including the Sponsor) is likely to withhold 30% of any such income recognized by a Non-U.S. Shareholder in respect of its Shares, including by deducting such withheld amounts from proceeds that such Non-U.S. Shareholder would otherwise be entitled to receive in connection with a distribution of the new digital asset.

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

Under current IRS guidance, hard forks, airdrops and similar events with respect to digital assets will under certain circumstances be treated as taxable events giving rise to ordinary income. In the absence of guidance to the contrary, it is possible that any such income recognized by a U.S. Tax-Exempt Shareholder (which is a U.S. Shareholder that is exempt from tax under Section 501(a) of the Code)) would constitute “unrelated business taxable income” (“UBTI”). U.S. Tax-Exempt Shareholders should consult their tax advisers regarding whether such Shareholders may recognize UBTI as a consequence of an investment in the Shares.

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

Many bitcoin trading platforms lack certain safeguards put in place by exchanges for more traditional assets to enhance the stability of trading on the exchanges and prevent “flash crashes,” such as limit-down circuit breakers. As a result, the prices of bitcoin on trading platforms may be subject to larger and/or more frequent sudden declines than assets traded on more traditional exchanges. Tools to detect and deter fraudulent or manipulative trading activities such as market manipulation, front-running of trades, and wash-trading may not be available to or employed by digital asset trading platforms, or may not exist at all. The SEC has identified possible sources of fraud and manipulation in the bitcoin market generally, including, among others (1) “wash trading”; (2) persons with a dominant position in bitcoin manipulating bitcoin pricing; (3) hacking of the Bitcoin network and trading platforms; (4) malicious control of the Bitcoin network; (5) trading based on material, non-public information (for example, plans of market participants to significantly increase or decrease their holdings in bitcoin, new sources of demand for bitcoin) or based on the dissemination of false and misleading information; (6) manipulative activity involving purported “stablecoins,” including Tether (for more information, see “Risk Factors—Risk Factors Related to Digital Assets—Prices of bitcoin may be affected due to stablecoins (including Tether and US Dollar Coin (“USDC”), the activities of stablecoin issuers and their regulatory treatment”), the activities of stablecoin issuers and their regulatory treatment”); and (7) fraud and manipulation at bitcoin trading platforms. The effect of potential market manipulation, front-running, wash-trading, and other fraudulent or manipulative trading practices may inflate the volumes actually present in crypto market and/or cause distortions in price, which could adversely affect the Trust or cause losses to Shareholders.

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

The Trust as well as the Sponsor and its service providers are vulnerable to the effects of public health crises, which may adversely affect the performance of the Trust’s investment in bitcoin and your investment in the Trust.

Pandemics and other public health crises may cause a curtailment of business activities which may potentially impact the ability of the Sponsor and its service providers to operate. The COVID-19 pandemic or a similar public health crises could adversely impact the Trust by causing operating delays and disruptions, market disruption and shutdowns (including as a result of government regulation and prevention measures). The COVID-19 pandemic, for example, had substantive effects on social, economic and financial systems, including significant uncertainty and volatility in the financial market.

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

The Trust and the Sponsor face competition with respect to the creation of competing products. In January 2024, the SEC approved several exchange-traded bitcoin products and many of such products, including the Trust, could fail to acquire substantial assets, or fail to retain acquired assets due to competition and/or market conditions. The Sponsor’s competitors may have greater financial, technical and human resources than the Sponsor. These competitors may also compete with the Sponsor in recruiting and retaining qualified personnel. Smaller or early stage companies may also prove to be effective competitors, particularly through collaborative arrangements with large and established companies. Accordingly, the Sponsor’s competitors may commercialize a product involving bitcoin more rapidly, effectively or for a lower fee than the Sponsor is able to, which could adversely affect the Sponsor’s competitive position, the likelihood that the Trust will achieve initial acceptance and the Sponsor’s ability to generate meaningful revenues from the Trust. For exchange-traded products similar to the Trust, there have been significant “first-mover” advantages in terms of asset gathering, trading volume and media coverage. In many cases, the first mover in an asset class has been able to maintain these advantages for extended periods.

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

Benchmark tracking risk

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

Bitcoin Counterparty Risk

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

The Trust’s Shares are listed for trading on the Exchange under the ticker symbol “BTCO.” Trading in Shares may be halted due to market conditions or, in light of the Exchange rules and procedures, for reasons that, in the view of the Exchange, make trading in Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. Additionally, there can be no assurance that the requirements necessary to maintain the listing of the Trust’s Shares will continue to be met or will remain unchanged.

The lack of active trading markets for the Shares of the Trust may result in losses on Shareholders’ investments at the time of disposition of Shares.

Although Shares of the Trust are publicly listed and traded on an exchange, there can be no guarantee that an active trading market for the Trust will develop or be maintained. If Shareholders need to sell their Shares at a time when no active market for them exists, the price Shareholders receive for their Shares, assuming that Shareholders are able to sell them, will likely be lower than the price that Shareholders would receive if an active market did exist and, accordingly, a Shareholder may suffer losses.

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

Risks related to pricing.

As set forth under “Calculation of NAV” below, the Trust’s portfolio will be priced, including for purposes of determining the NAV, based upon the estimated fair market value (“FMV”) for bitcoin determined by the Benchmark Provider. The price of bitcoin in U.S. Dollars or in other currencies available from other data sources may not be equal to the prices used to calculate the NAV. The Benchmark Provider has substantial discretion at any time to change the methodology used to determine the FMV of bitcoin, including the spot markets underlying its methodology. The Benchmark Provider does not have any obligation to take the needs of the Trust, the Trust’s Shareholders, or anyone else into consideration in connection with such changes.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Cyber threats are considered one of the most significant risks facing financial institutions. Because the Trust has no directors, principal officers or employees, the Sponsor is responsible for managing cybersecurity risks to the Trust. To mitigate risk from cyber threats, Invesco Ltd. (“Invesco”), the Sponsor’s parent company, has a designated Global Chief Security Officer (“GCSO”) who leads the global security department that is responsible for identifying, assessing, and managing cybersecurity threats across the Invesco organization. The GCSO experience in the public and private sectors, specializing in security, investigations, and incident response. The Global Security Department oversees, among others, the following groups across Invesco: Information Security, Global Privacy, Business Continuity & Crisis Management, Resilience, and Corporate Security. This converged security structure supports a more comprehensive, holistic approach to keeping the Trust’s and Invesco clients, employees, and critical assets safe, upholding privacy rights, while enabling a secure and resilient business.

Invesco’s information security program is led by its Chief Information Security Officer who reports directly to the GCSO and has extensive experience in information security and risk management. Invesco’s information security program is designed to oversee all aspects of information security risk and seeks to ensure the confidentiality, integrity, and availability of information assets, including the implementation of controls aligned with industry guidelines and applicable statutes and regulations to identify threats, detect attacks and protect its and the Trust’s information assets. The cybersecurity program includes the following:

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

Invesco’s Board of Directors oversees cybersecurity risk and receives updates at a minimum, of twice a year regarding cybersecurity, including risks and protections. The Global Operational Risk Management Committee, one of Invesco’s risk management committees, provides executive-level oversight and monitoring of the end-to-end programs dedicated to managing information security and cyber related risk. The members of this Committee include Invesco Ltd.’s Chief Administrative Officer, Chief Risk & Audit Officer, General Counsel, Chief Financial Officer, Chief Human Resources Officer, Global Head of Compliance, and Global Operational Risk Owners which includes the GCSO. The committee reports to Invesco’s Enterprise Risk Management Committee which provides updates to the Invesco Board of Directors to facilitate their oversight.

Although risks from cyber threats have not materially affected the Trust’s business strategy, results of operations or financial condition, Invesco continues to closely monitor cyber risk. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate risks. For more information regarding the risks the Trust faces from cybersecurity threats, please see Item 1A. Risk Factors.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Shares began trading on the Cboe BZX Exchange Inc. on January 11, 2024 under the symbol “BTCO.”

Holders

As of January 31, 2025, the Trust had 83 holders of record of its Shares.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

In connection with the Trust’s launch, the Trust was seeded with $100,000 on December 20, 2023 through the sale of 4,000 Shares at a per-Share price of $25.00 by the Trust to the Sponsor. On January 2, 2024, the Sponsor purchased an additional 200,000 Shares at a per-Share price of $25.00. Upon completion of that transaction, the total assets in the Trust from the sale of the Shares to the Sponsor (on both December 20, 2023 and January 2, 2024, collectively) were $5,100,000, with 204,000 Shares outstanding. On January 4, 2024, the Sponsor redeemed all of its Shares for cash at a per-Share price of $25.00 for a total redemption value of $5,100,000 and immediately created 110,000 Shares (22 Creation Baskets) at a price of $44.16305 per Share based on the Benchmark price as of 4:00 p.m. ET on January 4, 2024.

(a) There have been no unregistered sales of the Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) Although the Trust did not redeem Shares directly from its Shareholders, the Trust redeemed Creation Units from Authorized Participants during the three months ended December 31, 2024 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
October 1, 2024 to October 31, 2024	—	$—
November 1, 2024 to November 30, 2024	140,000	93.98
December 1, 2024 to December 31, 2024	1,065,000	96.16
Total	1,205,000	$95.90

ITEM 6. RESERVED.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes included in Item 8 of Part II of this Report. The discussion and analysis which follows may contain trend analysis and other forward-looking statements. See “Cautionary Statement Concerning Forward-Looking Information” above.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, the Trust and the Managing Owner undertake no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

Overview/Introduction

The Invesco Galaxy Bitcoin ETF (the “Trust”) is a Delaware statutory trust, formed on April 5, 2021. The Trust continuously issues Shares. The Trust operates pursuant to a Second Amended and Restated Declaration of Trust and Trust Agreement, dated as of January 5, 2024. The Shares began trading on the Exchange under the ticker symbol “BTCO” on January 11, 2024. The Trust offers Shares only to Authorized Participants in one or more blocks of 5,000 Shares based on the quantity of bitcoin attributable to each Share of the Trust.

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

Valuation of Bitcoin

In seeking to achieve its investment objective, the Trust will hold bitcoin. The Trust values its Shares each Business Day as of 4:00 p.m. ET. The Trust applies FASB ASC Topic 820, Fair Value Measurement, in the valuation of bitcoin held by the Trust and for financial statement purposes. The value of bitcoin held by the Trust is determined based on the FMV price for bitcoin, reflecting the execution price of bitcoin on its principal market as determined each day by the Benchmark Provider. The FMV price for bitcoin reflects the price that would be received for bitcoin in a current sale, which assumes an orderly transaction between market participants on the measurement date of bitcoin on its “principal market,” generally, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. The Trust determines its principal market (or in the absence of a principal market the most advantageous market) on a periodic basis to determine which market is its principal market for the purpose of calculating fair value for the creation of quarterly and annual financial statements. Issuer-specific events, market trends, bid/asked quotes of brokers and information providers and other data may be reviewed in the course of making a good faith determination of a security’s fair value. The Benchmark is designed to provide an estimated fair market value price for bitcoin, based on the execution price of bitcoin on its principal market. In this regard, the Benchmark Provider seeks to identify a “principal market” for bitcoin each day by evaluating eligible bitcoin trading platforms across a variety of different criteria, including the trading platforms’ oversight and governance frameworks, microstructure efficiency, trading volume, data transparency and data integrity.

Liquidity and Capital Resources

The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs.

The Trust will pay the Sponsor a unified fee of 0.25% per annum (the “Sponsor Fee”) as compensation for services performed under the Trust Agreement. The Trust’s only ordinary recurring expense is the Sponsor Fee. The Sponsor previously waived the entire Sponsor Fee on the first $5 billion of Trust assets for the 6-month period commencing on the day the Trust’s Shares were initially listed on the Exchange. Effective July 11, 2024, this waiver expired, and the Sponsor is no longer waiving the Sponsor Fee.

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

Except as noted below, the Sponsor has agreed to pay all of the Trust’s ordinary expenses out of the Sponsor’s unified fee, including, but not limited to, the Trustee’s fees, the fees of BNYM (for its services as the “Administrator”, “Transfer Agent”, and “Cash Custodian”), the fees of the Bitcoin Custodian, the fees of the Execution Agent, Exchange listing fees, SEC registration fees, printing and mailing costs, legal costs and audit fees. The Sponsor also paid the costs of the Trust’s organization.

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

The Trust has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Trust’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to Shareholders .

Cash Flows

A primary cash flow activity of the Trust is to raise capital from Authorized Participants through the issuance of Shares. This cash is used to invest in bitcoin.

As of the date of this Report, each of ABN AMRO Clearing Chicago LLC, BNY Mellon Capital Markets, LLC, Citadel Securities LLC, Goldman Sachs & Co., Jane Street Capital LLC, Jefferies LLC, JP Morgan Securities Inc., Macquarie Capital (USA) Inc., Marex Capital Markets Inc., Morgan Stanley & Co. LLC and Virtu Americas LLC has executed a Participant Agreement and are the only Authorized Participants.

Results of Operations

FOR THE PERIOD JANUARY 11, 2024 TO DECEMBER 31, 2024

The following graph illustrates the percentage changes in (i) the market price of the Shares (as reflected by the line “Market”), (ii) the Trust’s NAV (as reflected by the line “NAV”), and (iii) the closing levels of the Benchmark (as reflected by the line “Lukka Prime Bitcoin Reference Rate (USD)”). There can be no assurances that the price of the Shares or the Trust’s NAV will exceed the Benchmark levels.

No representation is being made that the Benchmark will or is likely to achieve closing levels consistent with or similar to those set forth herein.

COMPARISON OF MARKET, NAV AND LUKKA PRIME BITCOIN REFERENCE RATE (USD)

FOR THE PERIOD JANUARY 11, 2024 TO DECEMBER 31, 2024

BTCO - For the Period January 11, 2024 Ended December 31, 2024
140.00%
120.00%
100.00%
80.00%
60.00%
40.00%
20.00%
0.00%
-20.00%
-40.00%
Percentage Change
1/11/2024
12/31/2024
Date
NAV
Market
Lukka Prime Reference Rate (USD)

NEITHER THE PAST PERFORMANCE OF THE TRUST NOR THE PRIOR BENCHMARK LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE TRUST’S FUTURE PERFORMANCE.

Trust Share Price Performance

For the period January 11, 2024 (commencement of trading) to December 31, 2024, the Exchange market value of each Share increased from $46.30 per Share to $93.22 per Share. The Share price low and high for the period ended December 31, 2024 and related change from the Share price on January 11, 2024 was as follows: Shares traded at a low of $39.11 per Share (-15.53%) on January 23, 2024, and a high of $106.49 per Share (+130.00%) on December 17, 2024. The total return for the Trust on a market value basis was +101.34%.

For the period January 11, 2024, through December 31, 2024, bitcoin’s (BTC) spot price rallied 103%, leading to strong gains for the Trust. The rally was initially driven by spot bitcoin ETP demand following their historic launch on January 11, 2024, improving macroeconomic sentiment supporting investor risk appetite, and the anticipation leading up to the April 2024 bitcoin halving event, which has historically provided upside potential for BTC. However, after BTC hit a record high of $73,000 in March 2024, prices trended lower until the end of the third quarter, waiting for a catalyst to break out. The third quarter was a positive quarter for BTC as the kickoff of the Federal Reserve interest rate easing cycle and increased chances of a Trump victory fueled the bullish sentiment around cryptocurrencies. The launch of spot Ethereum ETPs in July may have also been a supportive catalyst. However, more than half of 2024’s gains were posted in the fourth quarter, following President Trump’s re-election as President of the United States. In addition to saying that he would be a “crypto president”, he also touted major plans for the crypto industry that, if implemented, could lead to significant regulatory progress, increased institutional adoption, and formal legitimization of the asset class in traditional finance, all of which would support prices.

Trust Share Net Asset Performance

For the period January 11, 2024 (commencement of trading) to December 31, 2024, the NAV of each Share increased from $46.29 per Share to $93.28 per Share. The rising price for bitcoin during the period ended December 31, 2024 contributed to an overall 101.23% increase in the level of the Benchmark. The total return for the Trust on a NAV basis was +101.51%.

Net income (loss) for the period ended December 31, 2024 was $406.1 million, primarily resulting from net realized gain (loss) of $60.3 million, net change in unrealized gain (loss) of $346.6 million and net operating expenses of $0.7 million that included $0.5 million of Sponsor Fees waived that expired effective July 11, 2024.

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

There were no material estimates, which involve a significant level of estimation uncertainty and had or are reasonably likely to have had a material impact on the Trust’s financial condition, used in the preparation of these financial statements.

Please refer to Item 8 of Part II Note 2 - Summary of Significant Accounting Policies to the financial statements for further discussion of our accounting policies.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

The Trust does not hold securities and does not invest in derivative instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Management on Internal Control Over Financial Reporting

Management of Invesco Capital Management LLC, as sponsor (the “Sponsor”) of the Invesco Galaxy Bitcoin ETF (the
“Trust”), is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules
13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We, Brian Hartigan, Principal Executive Officer, and Kelli Gallegos, Principal Financial and Accounting Officer, Investment
Pools, of the Sponsor, assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
(“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment and those criteria, we have concluded that the
Trust maintained effective internal control over financial reporting as of December 31, 2024.

By:	/S/ BRIAN HARTIGAN
Name:	Brian Hartigan
Title:	Principal Executive Officer

By:	/S/ KELLI GALLEGOS
Name:	Kelli Gallegos
Title:	Principal Financial and Accounting Officer, Investment Pools

February 27, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Managers of Invesco Capital Management LLC (as Sponsor of Invesco Galaxy Bitcoin ETF) and Shareholders of Invesco Galaxy Bitcoin ETF

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition of Invesco Galaxy Bitcoin ETF (the “Trust) as of December 31, 2024 and 2023, including the schedule of investments as of December 31, 2024, and the related statement of income and expenses for the year ended December 31, 2024, and the statements of changes in shareholders’ equity and of cash flows for the year ended December 31, 2024 and for the period December 20, 2023 through December 31, 2023, including the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2024 and 2023, the results of its operations for the year ended December 31, 2024 and its cash flows for the year ended December 31, 2024 and for the period December 20, 2023 through December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

Chicago, Illinois

February 27, 2025

We have served as the Trust’s auditor since 2023.

Invesco Galaxy Bitcoin ETF

Statements of Financial Condition

December 31, 2024 and 2023

	December 31,	December 31,
	2024	2023
Assets
Investments in Bitcoin, at value (cost $381,198,226 as of December 31, 2024)	$727,789,330	$—
Cash held by custodian	—	100,000
Total Assets	$727,789,330	$100,000
Liabilities
Payable for:
Accrued Sponsor's fees	$177,497	$—
Total Liabilities	$177,497	$—
Commitments and Contingencies (Note 9)
Net Assets	$727,611,833	$100,000
Net assets consist of:
Paid-in-capital	$321,367,689	$100,000
Distributable earnings (loss)	406,244,144	—
	$727,611,833	$100,000
Shares outstanding	7,800,000	4,000
Net asset value per share	$93.28	$25.00
Market value per share	$93.22	$25.00

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Bitcoin ETF

Schedule of Investments

December 31, 2024

Description	Quantity	Cost	Fair Value	% of Net Assets
Cryptocurrency
Bitcoin	7,793	$381,198,226	$727,789,330	100.02%
Total Investments	7,793	$381,198,226	$727,789,330	100.02%
Other Assets Less Liabilities			$(177,497)	(0.02)%
Net assets			$727,611,833	100.00%

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Bitcoin ETF

Statement of Income and Expenses

For the Year Ended December 31, 2024

2024
Income
Total Income	$—
Expenses
Sponsor Fees	1,200,055
Total Expenses	1,200,055
Less: Waivers	(480,739)
Net Expenses	719,316
Net Investment Income (Loss)	(719,316)
Net Realized and Net Change in Unrealized Gain (Loss)
Net Realized Gain (Loss) from
Investments in Bitcoin Sold to Pay Sponsor Fee	(25,357)
Investments in Bitcoin Sold for Redemptions	60,297,713
Net Realized Gain (Loss)	60,272,356
Net Change in Unrealized Gain (Loss) from Investments in Bitcoin	346,591,104
Net Realized and Net Change in Unrealized Gain (Loss) from Investments in Bitcoin	406,863,460
Net Income (Loss)	$406,144,144

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Bitcoin ETF

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2024

		Total
	Shares	Shareholders' Equity
Balance at December 31, 2023	4,000	$100,000
Purchases of Shares	14,145,000	724,834,191
Redemption of Shares	(6,349,000)	(403,466,502)
Net Increase (Decrease) due to Share Transactions	7,796,000	321,367,689
Net Income (Loss)
Net Investment Income (Loss)		(719,316)
Net Realized Gain (Loss) from Investments in Bitcoin Sold for Sponsor Fee and Redemptions		60,272,356
Net Change in Unrealized Gain (Loss) from Investments in Bitcoin		346,591,104
Net Income (Loss)		406,144,144
Net Change in Shareholders' Equity	7,796,000	727,511,833
Balance at December 31, 2024	7,800,000	$727,611,833

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Bitcoin ETF

Statement of Changes in Shareholder's Equity

For the Period December 20, 2023 to December 31, 2023

	Shares		Total
	Shares	Total Equity	Shareholder's Equity
Balance at December 20, 2023	—	$—	$—
Purchases of Shares	4,000	100,000	100,000
Redemption of Shares	—	—	—
Net Increase (Decrease) due to Share Transactions	4,000	100,000	100,000
Net Income (Loss)
Net Investment Income (Loss)		—	—
Net Realized Gain (Loss) on Investments in Bitcoin		—	—
Net Change in Unrealized Gain (Loss) on Investments in Bitcoin		—	—
Net Income (Loss)		—	—
Net Change in Shareholders' Equity	4,000	100,000	100,000
Balance at December 31, 2023	4,000	$100,000	$100,000

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Bitcoin ETF

Statements of Cash Flows

For the Year Ended December 31, 2024 and the Period December 20, 2023 to December 31, 2023

	2024	2023
Cash flows from operating activities:
Net Income (Loss)	$406,144,144	$—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of bitcoin purchased	(670,540,520)	—
Proceeds from bitcoin sold to pay Sponsor Fee	541,819	—
Proceeds from bitcoin sold for redemptions	349,072,831	—
Net Realized (Gain)/Loss from Investments in Bitcoin Sold to pay Sponsor Fee	25,357	—
Net Realized (Gain)/Loss from Investments in Bitcoin Sold for Redemptions	(60,297,713)	—
Net Change in Unrealized (Gain)/Loss from Investments in Bitcoin	(346,591,104)	—
Change in operating assets and liabilities:
Accrued Sponsor's fees	177,497	—
Net cash provided by (used in) operating activities	(321,467,689)	—
Cash flows from financing activities:
Proceeds from purchases of Shares	724,834,191	100,000
Redemption of Shares	(403,466,502)	—
Net cash provided by (used in) financing activities	321,367,689	100,000
Net change in cash	(100,000)	100,000
Cash at beginning of period	100,000	—
Cash at end of period	$—	$100,000

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Bitcoin ETF

Notes to Financial Statements

December 31, 2024

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

On December 20, 2023, Invesco Ltd. (in such role, the “Seed Capital Investor”), subject to certain conditions, purchased 4,000 Shares in exchange for $100,000, which comprised the initial purchase of the Trust’s Shares (“Initial Seed Shares”). Through December 31, 2023, the Trust had no operations other than those related to its organization and registration and the sale of Shares to the Seed Capital Investor. As a result, the Statement of Operations was omitted for December 31, 2023. As of December 31, 2023, the Seed Capital Investor owned one hundred percent of the outstanding Shares.

On January 2, 2024, the Seed Capital Investor purchased an additional 200,000 Shares at a per-Share price of $25.00 (“Seed Creation Baskets”). Total proceeds to the Trust from the sale of the Initial Seed Shares and the Seed Creation Baskets were $5,100,000. On January 4, 2024, the Sponsor redeemed the Initial Seed Shares and the Seed Creation Baskets for cash at a per-Share price of $25.00 for a total redemption value of $5,100,000 and immediately created 110,000 Shares (22 Creation Baskets) at a price of $44.16305 per Share based on the price of the Lukka Prime Bitcoin Reference Rate (the “Benchmark”) as of 4:00 p.m. ET on January 4, 2024. The Benchmark is designed to provide an estimated fair market value price for bitcoin, based on the execution price of bitcoin on its principal market. The price of the Shares acquired by the Seed Capital Investor was determined based on the price of the Benchmark. The Seed Capital Investor no longer held Shares as of December 31, 2024.

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

This Annual Report (the “Report”) covers the twelve months ended December 31, 2024 and the period beginning December 20, 2023 to December 31, 2023.

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

C.
Crypto Assets

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). The issuance is intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity's crypto asset holdings. Adoption of the new standard had no material impact on the Trust's financial statements. See Note 2 - Summary of Significant Accounting Policies - F. Investment Valuations for more information on the Trust's valuation practices.

D.
Segment Reporting

In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), with the intent of improving reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss and assess potential future cash flows for each reportable segment and the entity as a whole thereby enabling better understanding of how an entity's segments impact overall performance. The Trust represents a single operating segment. Subject to the oversight and, when applicable, approval of the Board of Managers, the Trust's Sponsor acts as the Trust's chief operating decision maker (“CODM”), assessing performance and making decisions about resource allocation within the Trust. The CODM monitors the operating results as a whole and the Trust's long-term strategic asset allocation is determined in accordance with the terms of its prospectus based on a defined investment strategy. The financial information provided to and reviewed by the CODM is consistent with that presented in the Trust's financial statements. Adoption of the new standard impacted the Trust's financial statement note disclosures only and did not affect the Trust's financial position or the results of its operations.

E.
Cash and Cash Equivalents

The Trust defines cash as cash held by the Cash Custodian (as defined below). There were no cash equivalents held by the Trust as of December 31, 2024.

F.
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

G.
Investment Transactions

Bitcoin transactions are accounted for on a trade date basis. Realized gains or losses from the sale or disposition of bitcoin are determined on a specific identification basis and recognized in the Statements of Income and Expenses in the period in which the sale or disposition occurs, respectively.

H.
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

I.
Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor Fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in Section H of this Note 2), litigation and indemnification expenses, judgments, transactional expenses, taxes and other expenses not expected to be incurred in the ordinary course of the Trust’s business. The only expenses of the Trust during the year ended December 31, 2024 were the Sponsor Fee.

J.
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

The Trust pays the Sponsor a unified fee (the “Sponsor Fee”) in an amount equal to 0.25% per annum of the daily total net assets of the Trust as compensation for services performed under the Trust Agreement. The Trust's only ordinary recurring expense is the Sponsor Fee. The Sponsor Fee is accrued daily and paid monthly in arrears on the first Business Day of the month in U.S. dollars, and will be calculated by the Administrator. The Sponsor also paid the costs of the Trust’s organization.

From January 9, 2024 until January 28, 2024, the Sponsor Fee was 0.39% per annum. Prior to January 9, 2024, the Sponsor Fee was 0.59% per annum. For a 6-month period commencing on the day the Trust’s Shares were initially listed on the Exchange (January 11, 2024), the Sponsor waived the Sponsor Fee on the first $5 billion of Trust assets. Effective July 11, 2024, this waiver expired, and the Sponsor is no longer waiving the Sponsor Fee.

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

The Sponsor waived fees of $480,739 for the year ended December 31, 2024.

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

Note 5 – Organization and Offering Costs

The Sponsor has agreed to pay the organizational and initial offering costs of the Trust and the Trust will not be obligated to reimburse the Sponsor. The organizational and initial offering costs include preparation and filing of incorporation documents, bylaws, declarations of trust, registration statements, board materials, state and federal registration of shares and audit fees. As a result, the Trust’s financial statements do not reflect these organizational and offering costs.

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

As of December 31, 2024, the investments in this Trust were valued based on Level 1 inputs. The levels assigned to the investment valuations may not be an indication of the risk or liquidity associated with investing in those investments. Because of the inherent uncertainties of valuation, the values reflected in the financial statements may materially differ from the value received upon actual sale of those investments.

Note 7 – Investments in Bitcoin

The Trust expects to purchase or sell bitcoin in connection with cash creation or redemption transactions, and may sell bitcoin to pay certain expenses, including the Sponsor Fee. The following is a summary of the transactions in, and earnings from, investments in bitcoin for the year ended December 31, 2024.

Fair Value
Opening Balance as of 12/31/2023	$—
Purchases at Cost	670,540,520
Proceeds from Sales to Pay Sponsor Fee	(541,819)
Proceeds from Sales to Redemptions	(349,072,831)
Change in Unrealized Appreciation (Depreciation)	346,591,104
Net Realized (Gain) Loss from Investments in Bitcoin Sold to pay Sponsor Fee	(25,357)
Net Realized (Gain) Loss from Investments in Bitcoin Sold for Redemptions	60,297,713
Ending Balance as of 12/31/2024	$727,789,330

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

Note 10 – Financial Highlights

The Trust is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the period January 10, 2024 to December 31, 2024. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Trust divided by the number of outstanding Shares at the date of each respective period presented.

For the Period January 10, 2024 (the effective date of the Trust's registration statement) to December 31, 2024
Net Asset Value
Net asset value per Share, beginning of period	$46.65
Net realized and change in unrealized gain (loss) on investments in Bitcoin (a)	46.73
Net investment income (loss) (b)	(0.10)
Net income (loss)	46.63
Net asset value per Share, end of period (c)	$93.28
Market value per Share, beginning of period (d)	$46.30
Market value per Share, end of period (d)	$93.22

Ratio to average Net Assets (e)
Net investment income (loss)	(0.15)%
Expenses, after waivers	0.15%
Expenses, prior to waivers	0.25%
Total Return, at net asset value (f)(g)	99.96%
Total Return, at market value (f)(g)	101.34%

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
(g)
The net asset value total return from January 1, 2024 to December 31, 2024 was 273.12%. The market price total return from January 1, 2024 to December 31, 2024 was 272.88% .

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Sponsor, including Brian Hartigan, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Trust carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2024, the end of the period covered by this Annual Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Sponsor, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Sponsor, concluded that the Trust’s disclosure controls and procedures were effective to provide reasonable assurance that information the Trust is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust’s quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Management's Annual Report on Internal Controls

Management of the Sponsor is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Trust. Brian Hartigan, the Principal Executive Officer of the Sponsor, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, assessed the effectiveness of the Trust's internal control over financial reporting as of December 31, 2024. Their report in connection with their assessment may be found in the "Report of Management on Internal Control Over Financial Reporting" on page 45 of this Annual Report on Form 10-K.

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

As of December 31, 2024, the following principals serve in the below capacities on behalf of the Sponsor and, unless otherwise indicated, are not executive officers of the Trust:

Name	Capacity
Brian Hartigan[1]	Chief Executive Officer, Board of Managers
Peter Hubbard	Vice President and Director of Portfolio Management
Jordan Krugman[1]	Board of Managers
Terry Gibson Vacheron	Chief Financial Officer
Kelli Gallegos[1]	Principal Financial and Accounting Officer, Investment Pools
Melanie Zimdars	Chief Compliance Officer
Melanie Ringold[1]	Board of Managers

1 Executive officer, within the meaning of Rule 3b-7 under the Exchange Act, of the Trust.

Invesco Group Services Inc. is also a principal of the Sponsor.

The Sponsor is managed by a Board of Managers. The Board of Managers is composed of Messrs. Hartigan and, Krugman and Ms. Ringold.

The Board of Managers has established an Audit Committee with the following members: Messrs. Hartigan and, Krugman and Ms. Ringold. The overall purpose of the Audit Committee is to assist the Board of Managers with overseeing the Trust’s financial statements, the Trust's compliance with legal and regulatory requirements, the qualifications and independence of the Trust’s independent registered public accounting firm (the “independent auditor”), the performance of the internal audit function for the Trust, and the performance of the independent auditor.

The Sponsor has designated Mr. Hubbard as the trading principal of the Trust.

Brian Hartigan (46) has been Chief Executive Officer of the Sponsor since November 2023. In this role, he has general oversight responsibilities for all of the Sponsor’s business. Mr. Hartigan has been a Member of the Board of Managers of the Sponsor since November 2023. Previously, Mr. Hartigan was Global Head of ETF Investments and Indexed Strategies at Invesco Ltd., a global investment management company and affiliate of the Sponsor, since 2015. In that role, he was responsible for oversight of all portfolio management activities of ETFs, as well as providing support to the US ETF Board, serving as a global ETF expert/resource and providing day-to-day support. In addition, he was a team leader for Invesco’s unit investment trusts. Mr. Hartigan earned a BA degree from the University of St. Thomas in Minnesota and an MBA in finance from DePaul University. He is a Chartered Financial Analyst® (CFA) charterholder and a member of the CFA Society of Chicago.

Peter Hubbard (44) joined the Sponsor in May 2005 as a portfolio manager and has been Vice President, Director of Portfolio Management since September 2012. In his role, Mr. Hubbard manages a team of eight portfolio managers. His responsibilities include facilitating all portfolio management processes associated with more than 200 equity and fixed income Invesco Funds listed in the United States, Canada and Europe. He is a graduate of Wheaton College with a B.A. degree in Business & Economics. Mr. Hubbard was listed as a principal and registered as an associated person of the Sponsor on November 15, 2012 and January 1, 2013, respectively. Mr. Hubbard was registered as a swap associated person of the Sponsor effective as of September 8, 2015.

Jordan Krugman (47) is Chief Financial Officer of the Americas for Invesco Ltd., a global investment management company affiliated with the Sponsor. He was appointed to this position in October 2020. In this capacity, Mr. Krugman is responsible for general management support, in addition to executing on various strategic initiatives and overseeing the financial framework for the business units operating within the Americas division of Invesco Ltd. He has also served as a Member of the Board of Managers of the Sponsor since October 2020. From March 2019 to October 2020, Mr. Krugman served as the Global Head of Financial Planning and Analysis at Invesco Ltd. In this role, he was responsible for overseeing Invesco’s forecasting, budgeting strategic planning and financial target setting processes, including analytics and decision support for Invesco Ltd’s executive team. From March 2017 to March 2019, Mr. Krugman served as Invesco Ltd.’s Head of Finance & Corporate Strategy, North America. In this role, Mr. Krugman was responsible for strategic and financial planning for Invesco Ltd.’s global investments organization including global real estate, private equity and global fixed income. Prior to that, Mr. Krugman was Invesco Ltd.’s Treasurer and Head of Investor Relations from May 2011 to March 2017. In this role, he was responsible for management of Invesco Ltd.’s liquidity and capital management programs. Additionally, Mr. Krugman managed the communication with Invesco Ltd.’s external stakeholders including equity shareholders, debt investors, rating agencies, and research analysts. Mr. Krugman earned a BA degree in American civilizations, with a US history concentration, from Middlebury College in Vermont in 1999, and earned an MBA from Santa Clara University in

California in 2007. He is a Certified Treasury Professional (CTP). Mr. Krugman was listed as a principal of the Sponsor on November 12, 2020.

Terry Vacheron CPA (60) is the Chief Accounting Officer (since April 2022) and Head of Global Tax (since November 2020) at Invesco Ltd. In this role, she leads the company’s financial reporting, accounting, corporate tax, payroll, and SOX functions. Ms. Vacheron also serves as the Chief Financial Officer (since June 2022) of the Sponsor and Invesco Advisers Inc. where she is responsible for overseeing all aspect of the companies’ financial operations, including financial reporting and accounting. Ms. Vacheron joined Invesco in November 2020 following a brief break while between roles in October 2020. Prior to joining the firm, she was with SunTrust Bank (and later Truist Bank, which was formed in 2019 following the merger of BB&T and SunTrust) from October 2009 until September 2020, where she served as the Chief Tax Officer. Ms. Vacheron directed the full spectrum of corporate tax matters and led the tax merger integration effort for the BBT and SunTrust merger. In an overlapping role as the Corporate Functions Risk Officer at SunTrust Bank from March 2013 to December 2019, she built and led multiple corporate risk programs to identify and manage risk while maintaining her Chief Tax Officer responsibilities. During her tenure, she oversaw the implementation of stronger guidelines and accountability for risk programs, including SOX, third-party risk management, and operational risk oversight. Ms. Vacheron earned a BS degree in accounting from the University of Tennessee. She is a Certified Public Accountant (CPA). Ms. Vacheron served on the board of the United Way of Greater Atlanta from 2013 to 2020. She served as a member of the United Way’s Community Engagement Council and is currently on the United Way’s Finance Committee. Ms. Vacheron was listed as a principal of the Sponsor and Invesco Advisers Inc., a registered investment adviser affiliated with the Sponsor, on June 29, 2022.

Kelli Gallegos (54) has been Principal Financial and Accounting Officer – Investment Pools for the Sponsor since September 2018. Additionally, since September 2018, Ms. Gallegos has been Principal Financial and Accounting Officer – Investment Pools of Invesco Specialized Products, LLC (sponsor to a suite of currency exchange-traded funds, “ISP”), Head of North America Fund Reporting of Invesco, Ltd. (a global investment management company), and Vice President and Treasurer of Invesco Exchange Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Commodity Fund Trust, and Invesco Exchange-Traded Self-Indexed Fund Trusts (each a registered investment company offering series of exchange-traded funds, the “Invesco ETFs”). She also serves as Vice President (since March 2016), Principal Financial Officer (since March 2016) and Assistant Treasurer (since December 2008) for a suite of mutual funds advised by Invesco Advisers, Inc., a registered investment adviser (the “Invesco Funds”). In her roles with the Sponsor, ISP, Invesco, the Invesco ETFs and the Invesco Funds, Ms. Gallegos has financial and administrative oversight responsibilities for, and serves as Principal Financial Officer of the Invesco ETFs, the Trust, the Funds and the exchange-traded funds for which ISP serves as sponsor (the “CurrencyShares Trusts”). Previously, she was Director of Fund Financial Services from December 2008 to September 2018, Assistant Treasurer for the Sponsor from January 2013 to September 2018, Assistant Treasurer of ISP from April 2018 to September 2018, Assistant Treasurer for the Invesco ETFs from September 2014 to September 2018 and Assistant Vice President for the Invesco Funds from December 2008 to March 2016. In such roles, Ms. Gallegos managed the group of personnel responsible for the preparation of fund financial statements and other information necessary for shareholder reports, fund prospectuses, regulatory filings, and for the coordination and oversight of third-party service providers of the Fund, the Invesco ETFs, the Invesco Funds, and the CurrencyShares Trusts. Ms. Gallegos earned a BBA in accounting from Harding University in Searcy, AR. Ms. Gallegos was listed as a principal of the Sponsor on September 25, 2018.

Melanie H. Zimdars (48) has been Chief Compliance Officer of the Sponsor since November 2017. In this role she is responsible for all aspects of regulatory compliance for the Sponsor. Ms. Zimdars has also served as Chief Compliance Officer of Invesco Exchange-Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust and Invesco Actively Managed Exchange-Traded Commodity Fund Trust since November 2017. From September 2009 to October 2017, she served as Vice President and Deputy Chief Compliance Officer at ALPS Holdings, Inc. where she was Chief Compliance Officer for six different mutual fund complexes, including active and passive ETFs and open-end and closed-end funds. Through its subsidiary companies, ALPS Holdings, Inc. is a provider of investment products and customized servicing solutions to the financial services industry. Ms. Zimdars received a BS degree from the University of Wisconsin-La Crosse. Ms. Zimdars was listed as a principal of the Sponsor on February 1, 2018.

Melanie Ringold (48) has been a Member of the Board of Managers of the Sponsor since July 2024. Ms. Ringold has also served as Head of Legal for the Americas at Invesco Ltd., a global investment management company and affiliate of the Sponsor, since January 2023. In this role, she is responsible for overseeing legal support for all of Invesco’s Americas business. Prior to her current position, Ms. Ringold served as Assistant General Counsel from March 2011 until January 2023, where she was responsible for overseeing legal support for the investments organization and co-chairing the firm’s US Regulatory Change Committee. Ms. Ringold earned a JD from the University of Houston Law Center and a BA degree in political science from the University of Michigan. Ms. Ringold was listed as a principal of the Sponsor on July 31, 2024.

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

Insider Trading Policy

Invesco Capital Management LLC has adopted an Insider Trading Policy, which applies to all of its employees and itself. The Insider Trading Policy operates in concert with the Code of Ethics and Personal Trading Policy for North America (collectively, the “Trading Policies”). Invesco Capital Management LLC believes that the Trading Policies are reasonably designed to promote compliance with insider trading laws, rules and regulations with respect to the purchase, sale and/or other dispositions of securities, including Shares of the Trust, as well as the applicable rules and regulations of the Exchange. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11. Executive Compensation.

The Trust has no employees, officers or directors. The Sponsor receives a Sponsor’s fee, which accrues daily at an annual nominal rate of 0.25% of the daily NAV of the Trust and is paid monthly in arrears.

For the year ended December 31, 2024, the Trust incurred Sponsor Fees of $1,200,055 of which $1,022,558 had been paid at December 31, 2024. Sponsor Fees of $177,497 were unpaid at December 31, 2024 and are reported as a liability on the Statement of Financial Condition.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Trust has no officers or directors. The following table sets forth certain information regarding beneficial ownership of our Shares as of January 31, 2025, as known by management. No person is known by us to own beneficially more than 5% of outstanding Shares.

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

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11.

ITEM 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by PricewaterhouseCoopers LLP (“PwC”), the Trust’s independent registered public accounting firm for the periods ended December 31, 2024 and 2023.

	Period Ended December 31, 2024	Period Ended December 31, 2023
Audit Fees	$135,000	$60,000
Audit-Related Fees (1)	—	20,000
Tax fees	—	—
All other Fees	—	—
Total	$135,000	$80,000

(1) Audit-Related Fees for the fiscal year ended December 31, 2023 include fees billed for reviewing regulatory filings.

Approval of Independent Registered Public Accounting Firm Services and Fees

The Sponsor approved all of the services provided by PwC to the Trust described above. The Sponsor pre-approved all audit and allowed non-audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

See financial statements commencing on page 44 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

Exhibit No.	Description

3.1	Initial Declaration of Trust and Trust Agreement[3]

3.2	Amendment No. 1 to the Declaration of Trust and Trust Agreement[3]

3.3	Amended and Restated Declaration of Trust and Trust Agreement[3]

3.4	Second Amended and Restated Declaration of Trust and Trust Agreement[4]

3.5	Certificate of Trust[1]

3.6	Amendment No. 1 to the Certificate of Trust[3]

4.1	Description of Common Shares of Beneficial Interest*

10.1	[Reserved]

10.2	Form of Initial Authorized Participant Agreement[3]

10.3	Form of Marketing Agent Agreement[3]

10.4	Bitcoin Custody Agreement[5]

10.5	Form of Cash Custody Agreement[2]

10.6	Form of Trust Administration and Accounting Agreement[2]

10.7	Form of Transfer Agency Agreement[2]

10.8	Calculation Services Subscription Agreement[5]

10.9	Form of Execution Agent Agreement[3]

10.10	Form of Lukka Master Services Agreement[2]

19.1	Insider Trading Policies and Procedures*

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

97	Policy Relating to Recovery of Erroneously Awarded Compensation[6]

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statement of Financial Condition of Invesco Galaxy Bitcoin ETF— December 31, 2024 and 2023, (ii) the Schedule of Investments of Invesco Galaxy Bitcoin ETF —December 31, 2024, (iii) the Statement of Income and Expenses of Invesco Galaxy Bitcoin ETF — Year Ended December 31, 2024, (iv) the Statement of Changes in Shareholders’ Equity of Invesco Galaxy Bitcoin ETF — Year Ended December 31, 2024, Statement of Changes in Shareholder's Equity — Period December 20, 2023 to December 31, 2023 (vi) the Statement of Cash Flows of Invesco Galaxy Bitcoin ETF — Year Ended December 31, 2024 and the Period December 20, 2023 to December 31, 2023, and (vii) Notes to Financial Statements of Invesco Galaxy Bitcoin ETF.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Trust's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL

* Filed herewith

1 Previously filed as an exhibit to the Registration Statement on Form S-1 filed April 12, 2021 and incorporated herein by reference.

2 Previously filed as an exhibit to the Registration Statement on Form S-1 filed December 13, 2023 and incorporated herein by reference.

3 Previously filed as an exhibit to the Registration Statement on Form S-1 filed December 29, 2023 and incorporated herein by reference.

4 Previously filed as an exhibit to the Registration Statement on Form S-1 filed January 8, 2024 and incorporated herein by reference.

5 Previously filed as an exhibit to the Registration Statement on Form S-1 filed January 9, 2024 and incorporated herein by reference.

6 Previously filed as an exhibit to Form 10-K on March 8, 2024 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Galaxy Bitcoin ETF

	By:	Invesco Capital Management LLC
its Sponsor

Dated: February 27, 2025		By:	/S/BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: February 27, 2025		By:	/S/KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity*	Date

/s/JORDAN KRUGMAN	Manager	February 27, 2025
Jordan Krugman

/s/MELANIE RINGOLD	Manager	February 27, 2025
Melanie Ringold

* The registrant is a trust and the persons are signing in their capacities as officers or directors of Invesco Capital Management LLC, the Sponsor of the registrant.