Form 10-Q
period 2025-03-31
Invesco Galaxy Bitcoin ETF
filed 2025-05-08
CIK 1855781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of outstanding Shares as of March 31, 2025: 5,300,000

INVESCO GALAXY BITCOIN ETF

QUARTER ENDED MARCH 31, 2025

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco Galaxy Bitcoin ETF

Statements of Financial Condition

March 31, 2025 and December 31, 2024

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Investments in Bitcoin, at value (cost $223,623,705 and $381,198,226, respectively)	$436,270,179	$727,789,330
Total Assets	$436,270,179	$727,789,330
Liabilities
Payable for:
Accrued Sponsor's fees	$102,648	$177,497
Total Liabilities	$102,648	$177,497
Commitments and Contingencies (Note 9)
Net Assets	$436,167,531	$727,611,833
Net assets consist of:
Paid-in-capital	$103,338,340	$321,367,689
Distributable earnings (loss)	332,829,191	406,244,144
	$436,167,531	$727,611,833
Shares outstanding	5,300,000	7,800,000
Net asset value per share	$82.30	$93.28
Market value per share	$82.25	$93.22

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Bitcoin ETF

Schedule of Investments

March 31, 2025

(Unaudited)

Description	Quantity	Cost	Fair Value	% of Net Assets
Cryptocurrency
Bitcoin	5,292	$223,623,705	$436,270,179	100.02%
Total Investments	5,292	$223,623,705	$436,270,179	100.02%
Other Assets Less Liabilities			$(102,648)	(0.02)%
Net assets			$436,167,531	100.00%

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

Invesco Galaxy Bitcoin ETF

Statements of Income and Expenses

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Income
Total Income	$—	$—
Expenses
Sponsor Fees	406,973	181,501
Total Expenses	406,973	181,501
Less: Waivers	—	(181,501)
Net Expenses	406,973	—
Net Investment Income (Loss)	(406,973)	—
Net Realized and Net Change in Unrealized Gain (Loss)
Net Realized Gain (Loss) from
Investments in Bitcoin Sold to Pay Sponsor Fee	88,948	—
Investments in Bitcoin Sold for Redemptions	60,847,702	37,026,114
Net Realized Gain (Loss)	60,936,650	37,026,114
Net Change in Unrealized Gain (Loss) from Investments in Bitcoin	(133,944,630)	148,790,853
Net Realized and Net Change in Unrealized Gain (Loss) from Investments in Bitcoin	(73,007,980)	185,816,967
Net Income (Loss)	$(73,414,953)	$185,816,967

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Bitcoin ETF

Statements of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Shares	Total Shareholders' Equity
Balance at December 31, 2024	7,800,000	$727,611,833
Purchases of Shares	275,000	28,384,708
Redemption of Shares	(2,775,000)	(246,414,057)
Net Increase (Decrease) due to Share Transactions	(2,500,000)	(218,029,349)
Net Income (Loss)
Net Investment Income (Loss)		(406,973)
Net Realized Gain (Loss) from Investments in Bitcoin Sold for Sponsor Fee and Redemptions		60,936,650
Net Change in Unrealized Gain (Loss) from Investments in Bitcoin		(133,944,630)
Net Income (Loss)		(73,414,953)
Net Change in Shareholders' Equity	(2,500,000)	(291,444,302)
Balance at March 31, 2025	5,300,000	$436,167,531

	Shares	Total Shareholders' Equity
Balance at December 31, 2023	4,000	$100,000
Purchases of Shares	10,075,000	459,463,680
Redemption of Shares	(4,174,000)	(227,064,719)
Net Increase (Decrease) due to Share Transactions	5,901,000	232,398,961
Net Income (Loss)
Net Investment Income (Loss)		—
Net Realized Gain (Loss) on Investments in Bitcoin		37,026,114
Net Change in Unrealized Gain (Loss) on Investments in Bitcoin		148,790,853
Net Income (Loss)		185,816,967
Net Change in Shareholders' Equity	5,901,000	418,215,928
Balance at March 31, 2024	5,905,000	$418,315,928

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Bitcoin ETF

Statements of Cash Flows

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net Income (Loss)	$(73,414,953)	$185,816,967
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of bitcoin purchased	(28,373,793)	(401,275,835)
Proceeds from bitcoin sold to pay Sponsor Fee	481,815	—
Proceeds from bitcoin sold for redemptions	246,403,149	172,678,972
Net Realized (Gain) Loss from Investments in Bitcoin Sold to pay Sponsor Fee	(88,948)	—
Net Realized (Gain) Loss from Investments in Bitcoin Sold for Redemptions	(60,847,702)	(37,026,114)
Net Change in Unrealized (Gain) Loss from Investments in Bitcoin	133,944,630	(148,790,853)
Change in operating assets and liabilities:		—
Accrued Sponsor's fees	(74,849)	—
Net cash provided by (used in) operating activities	218,029,349	(228,596,863)
Cash flows from financing activities:
Proceeds from purchases of Shares	28,384,708	455,561,582
Redemption of Shares	(246,414,057)	(227,064,719)
Net cash provided by (used in) financing activities	(218,029,349)	228,496,863
Net change in cash	—	(100,000)
Cash at beginning of period	—	100,000
Cash at end of period	$—	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Bitcoin ETF

Notes to Unaudited Financial Statements

March 31, 2025

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

This Quarterly Report (the “Report”) covers the three months ended March 31, 2025 and 2024. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the SEC. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the period ended December 31, 2024, as filed with the SEC on February 28, 2025.

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
Segment Reporting

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

D.
Cash and Cash Equivalents

The Trust defines cash as cash held by the Cash Custodian (as defined below). There were no cash equivalents held by the Trust as of March 31, 2025 and December 31, 2024.

E.
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

F.
Investment Transactions

Bitcoin transactions are accounted for on a trade date basis. Realized gains or losses from the sale or disposition of bitcoin are determined on a specific identification basis and recognized in the Statements of Income and Expenses in the period in which the sale or disposition occurs, respectively.

G.
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

H.
Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor Fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in Section G of this Note 2), litigation and indemnification expenses, judgments, transactional expenses, taxes and other expenses not expected to be incurred in the ordinary course of the Trust’s business. The only expenses of the Trust during the three months ended March 31, 2025 and 2024 were the Sponsor Fee.

I.
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

The Sponsor waived fees of $0 and $181,501 for the three months ended March 31, 2025 and 2024, respectively.

The Administrator

BNYM serves as the Trust’s Administrator. Under the trust administration and accounting agreement, the Administrator provides necessary administrative, tax and accounting services and financial reporting for the maintenance and operations of the Trust, including calculating the NAV of the Trust, determining the net assets of the Trust, and calculating the size of creation baskets.

The Transfer Agent

BNYM also serves as the Transfer Agent for the Trust. The Transfer Agent is responsible for (1) issuing and redeeming Shares in connection with creation and redemption transactions, (2) responding to correspondence by Shareholders and others relating to its duties, (3) maintaining Shareholder accounts and (4) making periodic reports to the Trust.

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

The Cash Custodian

BNYM serves as the Trust’s cash custodian (the “Cash Custodian”). Under the Cash Custody Agreement, BNYM is responsible for holding the Trust’s cash in connection with creation and redemption transactions effected in cash. The Cash Custodian is a New York state-chartered bank and a member of the Federal Reserve System.

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

As of March 31, 2025, the investments in this Trust were valued based on Level 1 inputs. The levels assigned to the investment valuations may not be an indication of the risk or liquidity associated with investing in those investments. Because of the inherent uncertainties of valuation, the values reflected in the financial statements may materially differ from the value received upon actual sale of those investments.

Note 7 – Investments in Bitcoin

The Trust expects to purchase or sell bitcoin in connection with cash creation or redemption transactions, and may sell bitcoin to pay certain expenses, including the Sponsor Fee. The following is a summary of the transactions in, and earnings from, investments in bitcoin for the three months ended March 31, 2025 and 2024.

Fair Value
Opening Balance as of 12/31/2024	$727,789,330
Purchases at Cost	28,373,793
Proceeds from Sales to Pay Sponsor Fee	(481,815)
Proceeds from bitcoin sold for Redemptions	(246,403,149)
Change in Unrealized Appreciation (Depreciation)	(133,944,630)
Net Realized (Gain) Loss from Investments in Bitcoin Sold to pay Sponsor Fee	88,948
Net Realized (Gain) Loss from Investments in Bitcoin Sold for Redemptions	60,847,702
Ending Balance as of 03/31/2025	$436,270,179

Fair Value
Opening Balance as of 12/31/2023	$—
Purchases at Cost	405,177,933
Proceeds from bitcoin sold for Redemptions	(172,678,972)
Change in Unrealized Appreciation (Depreciation)	148,790,853
Net Realized (Gain) Loss from Investments in Bitcoin Sold for Redemptions	37,026,114
Ending Balance as of 03/31/2024	$418,315,928

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

Note 10 – Financial Highlights

The Trust is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three months ended March 31, 2025 and the period January 10, 2024 to March 31, 2024. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Trust divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended March 31, 2025	For the Period January 10, 2024 (the effective date of the Trust's registration statement) to March 31, 2024
Net Asset Value
Net asset value per Share, beginning of period	$93.28	$46.65
Net realized and change in unrealized gain (loss) on investments in Bitcoin (a)	(10.92)	24.19
Net investment income (loss) (b)	(0.06)	—
Net income (loss)	(10.98)	24.19
Net asset value per Share, end of period (c)	$82.30	$70.84
Market value per Share, beginning of period (d)	$93.22	$46.30
Market value per Share, end of period (d)	$82.25	$70.98

Ratio to average Net Assets (e)
Net investment income (loss)	(0.25)%	0.00%
Expenses, after waivers	0.25%	0.00%
Expenses, prior to waivers	0.25%	0.30%
Total Return, at net asset value (f)(g)	(11.77)%	51.85%
Total Return, at market value (f)(g)	(11.77)%	53.30%

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (the “Report”). This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Report that address activities, events or developments that will or may occur in the future, including such matters as movements in the digital asset markets, operations of Invesco Galaxy Bitcoin ETF (the “Trust”), plans and references by Invesco Capital Management LLC (the “Sponsor”) to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, technology developments regarding the use of bitcoin and other digital assets, including the systems used by the Sponsor and Coinbase Custody Trust Company, LLC, the Trust’s bitcoin custodian (the “Bitcoin Custodian”) in their provision of services to the Trust, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this Report, and the risks described in Part I, Item 1A. “Risk Factors” of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, together with the modified risk factor included in Item IA of this Report, and in other SEC filings by the Trust, as well as general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other economic and political developments. Consequently, all the forward-looking statements made in this Report are qualified by these cautionary statements, and there can be no assurance that actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of its Shares. None of the Trust, the Sponsor, or the Trustee or their respective affiliates is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

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

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the Trust's financial condition as of March 31, 2025, and its results of operations for the three months ended March 31, 2025 and the period January 11, 2024 to March 31, 2024. It should be read in conjunction with the unaudited financial statements and related notes thereto contained in this Report.

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

The Trust pays the Sponsor a unified fee of 0.25% per annum (the “Sponsor Fee”) as compensation for services performed under the Trust Agreement. The Trust’s only ordinary recurring expense is the Sponsor Fee. The Sponsor previously waived the entire Sponsor Fee on the first $5 billion of Trust assets for the 6-month period commencing on the day the Trust's Shares were initially listed on the Exchange. Effective July 11, 2024, this waiver expired, and the Sponsor is no longer waiving the Sponsor Fee.

The Sponsor Fee is accrued daily and paid monthly in arrears in U.S. dollars, and is calculated by the Administrator. The Administrator calculates the Sponsor Fee on a daily basis by applying the 0.25% annualized rate to the Trust’s total net assets.

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

Except as noted below, the Sponsor has agreed to pay all of the Trust’s ordinary expenses out of the Sponsor’s unified fee, including, but not limited to, the Trustee’s fees, the fees of BNYM (for its services as the Administrator, Transfer Agent, and Cash Custodian), the fees of the Bitcoin Custodian, the fees of the Execution Agent, Exchange listing fees, SEC registration fees, printing and mailing costs, legal costs and audit fees. The Sponsor also paid the costs of the Trust’s organization.

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

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND THE PERIOD JANUARY 11, 2024 TO MARCH 31, 2024

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

COMPARISON OF MARKET, NAV AND LUKKA PRIME REFERENCE RATE (USD)

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND THE PERIOD JANUARY 11, 2024 TO MARCH 31, 2024

BTCO - For the Three Months Ended March 31, 2025
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Percentage Change
12/31/2024
3/31/2025
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
Market
Lukka Prime Reference Rate (USD)

NEITHER THE PAST PERFORMANCE OF THE TRUST NOR THE PRIOR BENCHMARK LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE TRUST’S FUTURE PERFORMANCE.

Trust Share Price Performance

For the three months ended March 31, 2025, the Exchange market value of each Share decreased from $93.22 per Share to $82.25 per Share. The Share price low and high for the three months ended March 31, 2025 and related change from the Share price on December 31, 2024 was as follows: Shares traded at a low of $78.78 per Share (-15.49%) on March 10, 2025 and a high of $106.08 per Share (+13.80%) on January 21, 2025. The total return for the Trust on a market value basis was -11.77%.

Bitcoin performed negatively in the first quarter of 2025 leading to losses for the Trust. While prices initially continued their year-end 2024 rally driven by the excitement from President Trump’s election, mounting economic concerns took the center stage for the rest of the quarter. The nosedive in U.S. financial markets eroded investor risk appetite which triggered a flight to safe havens and outflows from U.S. crypto ETPs. Another headwind was the ByBit hack in late February. Despite the negative price action, regulatory progress for digital assets continued to provide optimism and some downside protection. Most notably, President Trump signed the “Strengthening American Leadership in Digital Financial Technology” executive order, which ordered the establishment of a strategic bitcoin reserve and digital assets stockpile, SAB 121 was repealed, and crypto-friendly policymakers were either nominated or appointed to the SEC and Commodity Futures Trading Commission, the two primary U.S. regulators for the crypto space.

For the period January 11, 2024 (commencement of trading) to March 31, 2024, the Exchange market value of each Share increased from $46.30 per Share to $70.98 per Share. The Share price low and high for the period ended March 31, 2024 and related change from the Share price on January 11, 2024 was as follows: Shares traded at a low of $39.11 per Share (-15.54%) on January 23, 2024 and a high of $73.57 per Share (+58.90%) on March 13, 2024. The total return for the Trust on a market value basis was +53.30%.

Bitcoin saw extremely strong performance during the period January 11, 2024 through March 31, 2024, with its spot price increasing over 50%, leading to equivalent gains for the Trust. The rally for bitcoin was driven by U.S. spot bitcoin ETP demand following their historic launch on January 11, 2024, improving macro sentiment supporting investor risk appetite, and the anticipation leading up to the April 2024 halving event (halvings reduce the amount of coins rewarded to miners in half). Prices did retreat in early March 2024 on heightened geopolitical risks and a broader equity market selloff, but managed to recover most of those losses to end the period. During the period, the Trust saw net inflows of over $220 million. More broadly, U.S. spot bitcoin ETPs saw inflows of over $10 billion.

Trust Share Net Asset Performance

For the three months ended March 31, 2025, the NAV of each Share decreased from $93.28 per Share to $82.30 per Share. Falling price for bitcoin during the three months ended March 31, 2025 contributed to an overall 11.72% decrease in the level of the Benchmark. The total return for the Trust on a NAV basis was -11.77%.

Net income (loss) for the three months ended March 31, 2025 was $(73.4) million, primarily resulting from net realized gain (loss) of $60.9 million, net change in unrealized gain (loss) of $(133.9) million and net operating expenses of $0.4 million.

For the period January 11, 2024 (commencement of trading) to March 31, 2024, the NAV of each Share increased from $46.29 per Share to $70.84 per Share. Rising price for bitcoin during the period ended March 31, 2024 contributed to an overall 53.04% increase in the level of the Benchmark. The total return for the Trust on a NAV basis was +53.04%.

Net income (loss) for the three months ended March 31, 2024 was $185.8 million, primarily resulting from net realized gain (loss) of $37.0 million, net change in unrealized gain (loss) of $148.8 million.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Sponsor to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period covered by this report. A description of the valuation of bitcoin, a critical accounting policy that the Trust believes is important to understanding its results of operations and financial position, is provided in the section entitled “Valuation of Bitcoin,” above. In addition, please refer to Note 2 to the financial statements of the Trust for further discussion of the Trust’s accounting policies and Part II, Item 7 – “Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in the Annual Report on Form 10-K for the period ended December 31, 2024.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust’s quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Except for the modified risk factor set forth below, there have been no material changes from risk factors as previously disclosed in the Trust's Annual Report on Form 10-K for the period ended December 31, 2024, filed February 28, 2025.

The Effect of Market Disruptions and Government Interventions Are Unpredictable and May Have an Adverse Effect on an investment in the Shares.

Digital asset markets may be subject to temporary distortions due to various factors, including, among others, real or perceived adverse economic conditions, adverse investor sentiment generally, changes in the general outlook for revenues or corporate earnings, changes in interest or currency rates, lack of liquidity, manipulation and disruptive conduct, excessive speculation, regional or global instability and uncertainty, changes in trade regulation or economic sanctions, government regulation and intervention, technical and operational or system failures, nuclear accidents, terrorism, riots and acts of God. In addition, economies and financial markets throughout the world have become increasingly interconnected, which increases the likelihood that events or conditions in one region or country will adversely affect markets and asset classes in other regions or countries.

Certain changes in the U.S. economy in particular, such as when the U.S. economy weakens or when its financial markets decline, may have a material adverse effect on global financial markets as a whole. Increasingly strained relations between the U.S. and foreign countries, including as a result of economic sanctions and tariffs, may also adversely affect digital asset markets. A decrease in U.S. imports or exports, changes in trade regulations, including the threat or actual imposition of tariffs, trade wars or other economic sanctions on traditional allies or adversaries and their responses thereto, inflation, and/or an economic recession in the U.S. may have a material adverse affect on the U.S. economy, global financial markets as a whole and the digital asset market to which the Fund has exposure. Proposed and adopted policy and legislative actions in the U.S. may impact many aspects of financial and other regulations and may have a significant effect, including potentially adversely, on U.S. markets generally. The continued maintenance of elevated debt levels by the U.S. government as projected by governmental agencies and non-governmental organizations, or the imposition of U.S. austerity measures, could potentially constrain future economic growth and the ability to effectively respond to economic downturns. If these trends were to continue, they could adversely impact the U.S. economy, global financial markets as a whole and the digital asset markets in particular.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) Although the Trust did not redeem Shares directly from its Shareholders, the Trust redeemed Creation Baskets from Authorized Participants during the three months ended March 31, 2025 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2025 to January 31, 2025	100,000	$93.83
February 1, 2025 to February 28, 2025	1,665,000	$91.23
March 1, 2025 to March 31, 2025	1,010,000	$84.29
Total	2,775,000	$88.80

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco Galaxy Bitcoin ETF — March 31, 2025 and December 31, 2024 (Unaudited), (ii) the Schedule of Investments of Invesco Galaxy Bitcoin ETF — March 31, 2025 (Unaudited), (iii) the Schedule of Investments of Invesco Galaxy Bitcoin ETF December 31, 2024 (Unaudited), (iv) the Statements of Income and Expenses of Invesco Galaxy Bitcoin ETF — For the Three Months Ended March 31, 2025 and 2024 (Unaudited), (v) the Statements of Changes in Shareholders’ Equity of Invesco Galaxy Bitcoin ETF — For the Three Months Ended March 31, 2025 and 2024 (Unaudited), (vi) the Statements of Cash Flows of Invesco Galaxy Bitcoin ETF — For the Three Months Ended March 31, 2025 and 2024 (Unaudited) and (vii) Notes to Unaudited Financial Statements of Invesco Galaxy Bitcoin ETF — March 31, 2025.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Galaxy Bitcoin ETF

	By:	Invesco Capital Management LLC
its Sponsor

Dated: May 7, 2025		By:	/S/BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: May 7, 2025		By:	/S/KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools