Form 10-Q
period 2025-06-30
Invesco Galaxy Bitcoin ETF
filed 2025-08-07
CIK 1855781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Indicate the number of outstanding Shares as of June 30, 2025: 5,200,000

INVESCO GALAXY BITCOIN ETF

QUARTER ENDED JUNE 30, 2025

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco Galaxy Bitcoin ETF

Statements of Financial Condition

June 30, 2025 and December 31, 2024

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Investments in Bitcoin, at value (cost $228,945,747 and $381,198,226, respectively)	$556,006,111	$727,789,330
Total Assets	$556,006,111	$727,789,330
Liabilities
Payable for:
Accrued Sponsor's fees	$110,634	$177,497
Total Liabilities	$110,634	$177,497
Commitments and Contingencies (Note 9)
Net Assets	$555,895,477	$727,611,833
Net assets consist of:
Paid-in-capital	$96,624,970	$321,367,689
Distributable earnings (loss)	459,270,507	406,244,144
	$555,895,477	$727,611,833
Shares outstanding	5,200,000	7,800,000
Net asset value per share	$106.90	$93.28
Market value per share	$107.46	$93.22

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Bitcoin ETF

Schedule of Investments

June 30, 2025

(Unaudited)

Description	Quantity	Cost	Fair Value	% of Net Assets
Cryptocurrency
Bitcoin	5,189	$228,945,747	$556,006,111	100.02%
Total Investments	5,189	$228,945,747	$556,006,111	100.02%
Other Assets Less Liabilities			$(110,634)	(0.02)%
Net assets			$555,895,477	100.00%

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

Invesco Galaxy Bitcoin ETF

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income
Total Income	$—	$—	$—	$—
Expenses
Sponsor Fees	319,429	271,217	726,402	452,718
Total Expenses	319,429	271,217	726,402	452,718
Less: Waivers	—	(271,217)	—	(452,718)
Net Expenses	319,429	—	726,402	—
Net Investment Income (Loss)	(319,429)	—	(726,402)	—
Net Realized and Net Change in Unrealized Gain (Loss)
Net Realized Gain (Loss) from
Investments in Bitcoin Sold to Pay Sponsor Fee	47,596	—	136,544	—
Investments in Bitcoin Sold for Redemptions	12,299,259	(3,068,108)	73,146,961	33,958,006
Net Realized Gain (Loss)	12,346,855	(3,068,108)	73,283,505	33,958,006
Net Change in Unrealized Gain (Loss) from Investments in Bitcoin	114,413,890	(46,013,857)	(19,530,740)	102,776,996
Net Realized and Net Change in Unrealized Gain (Loss) from Investments in Bitcoin	126,760,745	(49,081,965)	53,752,765	136,735,002
Net Income (Loss)	$126,441,316	$(49,081,965)	$53,026,363	$136,735,002

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Bitcoin ETF

Statements of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2025 and 2024

(Unaudited)

	Shares	Total Shareholders' Equity
Balance at March 31, 2025	5,300,000	$436,167,531
Purchases of Shares	635,000	60,648,364
Redemption of Shares	(735,000)	(67,361,734)
Net Increase (Decrease) due to Share Transactions	(100,000)	(6,713,370)
Net Income (Loss)
Net Investment Income (Loss)		(319,429)
Net Realized Gain (Loss) from Investments in Bitcoin Sold for Sponsor Fee and Redemptions		12,346,855
Net Change in Unrealized Gain (Loss) from Investments in Bitcoin		114,413,890
Net Income (Loss)		126,441,316
Net Change in Shareholders' Equity	(100,000)	119,727,946
Balance at June 30, 2025	5,200,000	$555,895,477

	Shares	Total Shareholders' Equity
Balance at March 31, 2024	5,905,000	$418,315,928
Purchases of Shares	1,630,000	104,538,465
Redemption of Shares	(590,000)	(38,528,375)
Net Increase (Decrease) due to Share Transactions	1,040,000	66,010,090
Net Income (Loss)
Net Investment Income (Loss)		—
Net Realized Gain (Loss) from Investments in Bitcoin Sold for Sponsor Fee and Redemptions		(3,068,108)
Net Change in Unrealized Gain (Loss) from Investments in Bitcoin		(46,013,857)
Net Income (Loss)		(49,081,965)
Net Change in Shareholders' Equity	1,040,000	16,928,125
Balance at June 30, 2024	6,945,000	$435,244,053

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Bitcoin ETF

Statements of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Shares	Total Shareholders' Equity
Balance at December 31, 2024	7,800,000	$727,611,833
Purchases of Shares	910,000	89,033,072
Redemption of Shares	(3,510,000)	(313,775,791)
Net Increase (Decrease) due to Share Transactions	(2,600,000)	(224,742,719)
Net Income (Loss)
Net Investment Income (Loss)		(726,402)
Net Realized Gain (Loss) from Investments in Bitcoin Sold for Sponsor Fee and Redemptions		73,283,505
Net Change in Unrealized Gain (Loss) from Investments in Bitcoin		(19,530,740)
Net Income (Loss)		53,026,363
Net Change in Shareholders' Equity	(2,600,000)	(171,716,356)
Balance at June 30, 2025	5,200,000	$555,895,477

	Shares	Total Shareholders' Equity
Balance at December 31, 2023	4,000	$100,000
Purchases of Shares	11,705,000	564,002,145
Redemption of Shares	(4,764,000)	(265,593,094)
Net Increase (Decrease) due to Share Transactions	6,941,000	298,409,051
Net Income (Loss)
Net Investment Income (Loss)		—
Net Realized Gain (Loss) on Investments in Bitcoin		33,958,006
Net Change in Unrealized Gain (Loss) on Investments in Bitcoin		102,776,996
Net Income (Loss)		136,735,002
Net Change in Shareholders' Equity	6,941,000	435,144,053
Balance at June 30, 2024	6,945,000	$435,244,053

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Bitcoin ETF

Statements of Cash Flows

For the Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net Income (Loss)	$53,026,363	$136,735,002
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of bitcoin purchased	(89,021,228)	(509,716,398)
Proceeds from bitcoin sold to pay Sponsor Fee	793,259	—
Proceeds from bitcoin sold for redemptions	313,763,953	211,207,347
Net Realized (Gain) Loss from Investments in Bitcoin Sold to pay Sponsor Fee	(136,544)	—
Net Realized (Gain) Loss from Investments in Bitcoin Sold for Redemptions	(73,146,961)	(33,958,006)
Net Change in Unrealized (Gain) Loss from Investments in Bitcoin	19,530,740	(102,776,996)
Change in operating assets and liabilities:
Accrued Sponsor's fees	(66,863)	—
Net cash provided by (used in) operating activities	224,742,719	(298,509,051)
Cash flows from financing activities:
Proceeds from purchases of Shares	89,033,072	564,002,145
Redemption of Shares	(313,775,791)	(265,593,094)
Net cash provided by (used in) financing activities	(224,742,719)	298,409,051
Net change in cash	—	(100,000)
Cash at beginning of period	—	100,000
Cash at end of period	$—	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Bitcoin ETF

Notes to Unaudited Financial Statements

June 30, 2025

Note 1 – Organization

Invesco Galaxy Bitcoin ETF (the “Trust”) is a Delaware statutory trust, formed on April 5, 2021 pursuant to the Delaware Statutory Trust Act (the “DSTA”). The Trust continuously issues common shares representing fractional undivided beneficial interest in and ownership of the Trust (“Shares”). The Trust operates pursuant to its Second Amended and Restated Declaration of Trust and Trust Agreement, dated as of January 5, 2024 (the “Trust Agreement”). CSC Delaware Trust Company, a Delaware trust company, is the Delaware trustee of the Trust (the “Trustee”). The Trust is managed and controlled by Invesco Capital Management LLC (the “Sponsor”).

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2025 and 2024. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the SEC. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the period ended December 31, 2024, as filed with the SEC on February 28, 2025.

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

D.
Cash and Cash Equivalents

The Trust defines cash as cash held by the Cash Custodian (as defined below). There were no cash equivalents held by the Trust as of June 30, 2025 and December 31, 2024.

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

H.
Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor Fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in Section G of this Note 2), litigation and indemnification expenses, judgments, transactional expenses, taxes and other expenses not expected to be incurred in the ordinary course of the Trust’s business. The only expenses of the Trust during the three and six months ended June 30, 2025 and 2024 were the Sponsor Fee.

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

Note 4 – Service Providers and Related Party Agreements

The Trustee

CSC Delaware Trust Company, a Delaware trust company, acts as the Trustee of the Trust as required to create a Delaware statutory trust in accordance with the Trust Agreement and the DSTA. Under the Trust Agreement, the duties of the Trustee are limited to (i) accepting legal process served on the Trust in the State of Delaware and (ii) at the direction of the Sponsor, the execution of any certificates required to be filed with the Secretary of State of the State of Delaware which the Trustee is required to execute under the DSTA.

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

There were no waived Sponsor fees for the three and six months ended June 30, 2025, respectively. The Sponsor waived fees of $271,217 and $452,718 for the three and six months ended June 30, 2024, respectively.

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

As of June 30, 2025, the investments in this Trust were valued based on Level 1 inputs. The levels assigned to the investment valuations may not be an indication of the risk or liquidity associated with investing in those investments. Because of the inherent uncertainties of valuation, the values reflected in the financial statements may materially differ from the value received upon actual sale of those investments.

Note 7 – Investments in Bitcoin

The Trust expects to purchase or sell bitcoin in connection with cash creation or redemption transactions, and may sell bitcoin to pay certain expenses, including the Sponsor Fee.

The following is a summary of the transactions in, and earnings from, investments in bitcoin for the three and six months ended June 30, 2025.

Fair Value
Opening Balance as of 03/31/2025	$436,270,179
Purchases at Cost	60,647,435
Proceeds from Sales to Pay Sponsor Fee	(311,444)
Proceeds from bitcoin sold for Redemptions	(67,360,804)
Change in Unrealized Appreciation (Depreciation)	114,413,890
Net Realized (Gain) Loss from Investments in Bitcoin Sold to pay Sponsor Fee	47,596
Net Realized (Gain) Loss from Investments in Bitcoin Sold for Redemptions	12,299,259
Ending Balance as of 06/30/2025	$556,006,111

Fair Value
Opening Balance as of 12/31/2024	$727,789,330
Purchases at Cost	89,021,228
Proceeds from Sales to Pay Sponsor Fee	(793,259)
Proceeds from bitcoin sold for Redemptions	(313,763,953)
Change in Unrealized Appreciation (Depreciation)	(19,530,740)
Net Realized (Gain) Loss from Investments in Bitcoin Sold to pay Sponsor Fee	136,544
Net Realized (Gain) Loss from Investments in Bitcoin Sold for Redemptions	73,146,961
Ending Balance as of 06/30/2025	$556,006,111

The following is a summary of the transactions in, and earnings from, investments in bitcoin for the three and six months ended June 30, 2024.

Fair Value
Opening Balance as of 03/31/2024	$418,315,928
Purchases at Cost	104,538,465
Proceeds from bitcoin sold for Redemptions	(38,528,375)
Change in Unrealized Appreciation (Depreciation)	(46,013,857)
Net Realized (Gain) Loss from Investments in Bitcoin Sold for Redemptions	(3,068,108)
Ending Balance as of 06/30/2024	$435,244,053

Fair Value
Opening Balance as of 12/31/2023	$—
Purchases at Cost	509,716,398
Proceeds from bitcoin sold for Redemptions	(211,207,347)
Change in Unrealized Appreciation (Depreciation)	102,776,996
Net Realized (Gain) Loss from Investments in Bitcoin Sold for Redemptions	33,958,006
Ending Balance as of 06/30/2024	$435,244,053

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

Note 10 – Financial Highlights

The Trust is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2025, the three months ended June 30, 2024 and the period January 10, 2024 to June 30, 2024. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Trust divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended June 30		Six Months Ended June 30	For the Period January 10, 2024 (the effective date of the Trust's registration statement) to June
	2025	2024	2025	2024
Net Asset Value
Net asset value per Share, beginning of period	$82.30	$70.84	$93.28	$46.65
Net realized and change in unrealized gain (loss) on investments in Bitcoin (a)	24.66	(8.17)	13.74	16.02
Net investment income (loss) (b)	(0.06)	—	(0.12)	—
Net income (loss)	24.60	(8.17)	13.62	16.02
Net asset value per Share, end of period (c)	$106.90	$62.67	$106.90	$62.67
Market value per Share, beginning of period (d)	$82.25	$70.98	$93.22	$46.30
Market value per Share, end of period (d)	$107.46	$59.94	$107.46	$59.94

Ratio to average Net Assets (e)
Net investment income (loss)	(0.25)%	0.00%	(0.25)%	0.00%
Expenses, after waivers	0.25%	0.00%	0.25%	0.00%
Expenses, prior to waivers	0.25%	0.25%	0.25%	0.27%
Total Return, at net asset value (f)(g)	29.89%	(11.54)%	14.60%	34.34%
Total Return, at market value (f)(g)	30.65%	(15.56)%	15.27%	29.46%

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

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the Trust's financial condition as of June 30, 2025, and its results of operations for the three and six months ended June 30, 2025, the three months ended June 30, 2024, and the period January 11, 2024 to June 30, 2024. It should be read in conjunction with the unaudited financial statements and related notes thereto contained in this Report.

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

Operating Activities

Net cash flow provided by (used in) operating activities was $224.7 million and $(298.5) million during the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025, $89.0 million was paid to purchase bitcoin and $313.8 million was received from sales of bitcoin for redemptions. During the six months ended June 30, 2024, $509.7 million was paid to purchase bitcoin and $211.2 million was received from sales of bitcoin for redemptions.

Financing Activities

The Trust's net cash flow provided by (used in) financing activities was $(224.7) million and $298.4 million during the six months ended June 30, 2025 and 2024, respectively. This included $89.0 million and $564.0 million from Shares purchased by Authorized Participants and $313.8 million and $265.6 million from Shares redeemed by Authorized Participants during the six months ended June 30, 2025 and 2024, respectively.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025, THREE MONTHS ENDED JUNE 30, 2024 AND THE
PERIOD JANUARY 11, 2024 TO JUNE 30, 2024

The following graph illustrates the percentage changes in (i) the market price of the Shares (as reflected by the line “Market”), (ii) the Trust’s NAV (as reflected by the line “NAV”), and (iii) the closing levels of the Benchmark (as reflected by the line “Lukka Prime Reference Rate (USD)”). There can be no assurance that the price of the Shares or the Trust’s NAV will exceed the Benchmark levels.

No representation is being made that the Benchmark will or is likely to achieve closing levels consistent with or similar to those set forth herein.

COMPARISON OF MARKET, NAV AND LUKKA PRIME REFERENCE RATE (USD)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 , THREE MONTHS ENDED JUNE 30, 2024 AND THE PERIOD JANUARY 11, 2024 TO JUNE 30, 2024

BTCO - For the Three Months Ended June 30, 2025
40.00%
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Percentage Change
3/31/2025
6/30/2025
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
Market
Lukka Prime Reference Rate (USD)

NEITHER THE PAST PERFORMANCE OF THE TRUST NOR THE PRIOR BENCHMARK LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE TRUST’S FUTURE PERFORMANCE.

FOR THE THREE MONTHS ENDED JUNE 30, 2025 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2024

Trust Share Price Performance

For the three months ended June 30, 2025, the Exchange market value of each Share increased from $82.25 per Share to $107.46 per Share. The Share price low and high for the three months ended June 30, 2025 and related change from the Share price on March 31, 2025 was as follows: Shares traded at a low of $76.59 per Share (-6.88%) on April 8, 2025 and a high of $111.03 per Share (+34.99%) on May 22, 2025. The total return for the Trust on a market value basis was +30.65%.

Bitcoin (BTC) bounced back in the second quarter of 2025, rallying over 30%. The rebound was driven by strong investment demand with U.S. spot bitcoin exchange-traded products (“ETPs”) seeing strong inflows, a sign of recovering investor confidence. However, the inflows may have also been due to investors finding substitutes for gold as bitcoin is often described as “digital gold.” Regulatory progress also supported the rally, with the Digital Asset Market Clarity Act of 2025 (CLARITY Act), Guiding and Establishing National Innovation for U.S. Stablecoins Act (GENIUS Act) and Anti-CDBC Surveillance State Act all making congressional progress, while Europe continued implementation of the Markets in Crypto Asset Regulation MiCA framework. These regulatory developments offered increased legitimacy for cryptocurrencies like bitcoin and supported bitcoin’s investment case.

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

After hitting its all-time-high price in March 2024, bitcoin was range-bound for most of the period between April 1, 2024, and
June 30, 2024, waiting for a catalyst to break out of the $55,000 - $70,000 range. Many market participants were focused on the April bitcoin halving, where the reward for “mining” bitcoin is cut in half. In past halvings, on average, prices for bitcoin moved higher before and after the event, but as this digital asset class matures, price moves may not follow historical trends. Gains leading into the halving may have also been exaggerated by the launch of the spot bitcoin ETPs, possibly tempering any move after the event.

Trust Share Net Asset Performance

For the three months ended June 30, 2025, the NAV of each Share increased from $82.30 per Share to $107.50 per Share. Rising prices for bitcoin during the three months ended June 30, 2025 contributed to an overall 30.70% increase in the level of the Benchmark. The total return for the Trust on a NAV basis was +30.62%.

Net income (loss) for the three months ended June 30, 2025 was $126.4 million, primarily resulting from net realized gain (loss) of $12.3 million, net change in unrealized gain (loss) of $114.4 million and net operating expenses of $0.3 million.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2025 COMPARED TO THE PERIOD JANUARY 11, 2024 TO JUNE 30, 2024

Trust Share Price Performance

For the six months ended June 30, 2025, the Exchange market value of each Share increased from $93.22 per Share to $107.46 per Share. The Share price low and high for the six months ended June 30, 2025 and related change from the Share price on December 31, 2024 was as follows: Shares traded at a low of $76.59 per Share (-17.84%) on April 8, 2025 and a high of $111.03 per Share (+19.11%) on May 22, 2025. The total return for the Trust on a market value basis was +15.27%.

Bitcoin (BTC) had a volatile first half of 2025, posting losses in the first quarter as economic concerns eroded investor confidence, triggering a downturn in U.S. stock markets. This led to sharp outflows from spot bitcoin ETPs, the largest since the launch in January 2024. The ByBit hack also added pressure on digital assets, though bitcoin held up better than Ethereum. Despite this, regulatory progress including a pro-crypto executive order and crypto-friendly appointments at key regulatory agencies provided support. In the second quarter, bitcoin rebounded nearly 30%, driven by a strong rebound in ETP inflows as global investor risk appetite improved with most U.S. tariffs stalled and emerging trade deal headlines provided optimism. Congressional progress for three key digital assets bills (CLARITY Act, GENIUS Act, Anti-CDBC Surveillance State Act) also provided a boost for the asset class overall.

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

Trust Share Net Asset Performance

For the six months ended June 30, 2025, the NAV of each Share increased from $93.28 per Share to $107.50 per Share. Rising price for bitcoin during the six months ended June 30, 2025 contributed to an overall 15.38% increase in the level of the Benchmark. The total return for the Trust on a NAV basis was +15.24%.

Net income (loss) for the six months ended June 30, 2025 was $53.0 million, primarily resulting from net realized gain (loss) of $73.3 million, net change in unrealized gain (loss) of $(19.5) million and net operating expenses of $0.7 million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust’s quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Trust does not redeem Shares directly from its Shareholders, the Trust, from time to time, redeems Creation Baskets from Authorized Participants. During the three months ended June 30, 2025, the Trust's redemption of Creation Baskets from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2025 to April 30, 2025	350,000	$78.01
May 1, 2025 to May 31, 2025	265,000	$105.12
June 1, 2025 to June 30, 2025	120,000	$101.66
Total	735,000	$91.65

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco Galaxy Bitcoin ETF — June 30, 2025 and December 31, 2024 (Unaudited), (ii) the Schedule of Investments of Invesco Galaxy Bitcoin ETF — June 30, 2025 (Unaudited), (iii) the Schedule of Investments of Invesco Galaxy Bitcoin ETF December 31, 2024 (Unaudited), (iv) the Statements of Income and Expenses of Invesco Galaxy Bitcoin ETF — For the Three and Six Months Ended June 30, 2025 and 2024 (Unaudited), (v) the Statements of Changes in Shareholders’ Equity of Invesco Galaxy Bitcoin ETF — For the Three Months Ended June 30, 2025 and 2024 (Unaudited), (vi) the Statements of Changes in Shareholders’ Equity of Invesco Galaxy Bitcoin ETF — For the Six Months Ended June 30, 2025 and 2024 (Unaudited), (vii) the Statements of Cash Flows of Invesco Galaxy Bitcoin ETF — For the Six Months Ended June 30, 2025 and 2024 (Unaudited) and (viii) Notes to Unaudited Financial Statements of Invesco Galaxy Bitcoin ETF — June 30, 2025.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Galaxy Bitcoin ETF

	By:	Invesco Capital Management LLC
its Sponsor

Dated: August 7, 2025		By:	/S/BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: August 7, 2025		By:	/S/KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools