Form 10-Q
period 2025-09-30
Invesco Galaxy Bitcoin ETF
filed 2025-11-07
CIK 1855781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Indicate the number of outstanding Shares as of September 30, 2025: 6,125,000

INVESCO GALAXY BITCOIN ETF

QUARTER ENDED SEPTEMBER 30, 2025

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco Galaxy Bitcoin ETF

Statements of Financial Condition

September 30, 2025 and December 31, 2024

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Investments in Bitcoin, at value (cost $333,570,336 and $381,198,226, respectively)	$696,779,108	$727,789,330
Total Assets	$696,779,108	$727,789,330
Liabilities
Payable for:
Accrued Sponsor's fees	$131,435	$177,497
Total Liabilities	$131,435	$177,497
Commitments and Contingencies (Note 9)
Net Assets	$696,647,673	$727,611,833
Net assets consist of:
Paid-in-capital	$201,910,420	$321,367,689
Distributable earnings (loss)	494,737,253	406,244,144
	$696,647,673	$727,611,833
Shares outstanding	6,125,000	7,800,000
Net asset value per share	$113.74	$93.28
Market value per share	$113.98	$93.22

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Bitcoin ETF

Schedule of Investments

September 30, 2025

(Unaudited)

Description	Quantity	Cost	Fair Value	% of Net Assets
Cryptocurrency
Bitcoin	6,108	$333,570,336	$696,779,108	100.02%
Total Investments	6,108	$333,570,336	$696,779,108	100.02%
Other Assets Less Liabilities			$(131,435)	(0.02)%
Net assets			$696,647,673	100.00%

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

Invesco Galaxy Bitcoin ETF

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income
Total Income	$—	$—	$—	$—
Expenses
Sponsor Fees	396,553	296,332	1,122,955	749,050
Total Expenses	396,553	296,332	1,122,955	749,050
Less: Waivers	—	(28,021)	—	(480,739)
Net Expenses	396,553	268,311	1,122,955	268,311
Net Investment Income (Loss)	(396,553)	(268,311)	(1,122,955)	(268,311)
Net Realized and Net Change in Unrealized Gain (Loss)
Net Realized Gain (Loss) from
Investments in Bitcoin Sold to Pay Sponsor Fee	(25,504)	(24,850)	111,040	(24,850)
Investments in Bitcoin Sold for Redemptions	(259,605)	(3,921,986)	72,887,356	30,036,020
Net Realized Gain (Loss)	(285,109)	(3,946,836)	72,998,396	30,011,170
Net Change in Unrealized Gain (Loss) from Investments in Bitcoin	36,148,408	8,275,270	16,617,668	111,052,266
Net Realized and Net Change in Unrealized Gain (Loss) from Investments in Bitcoin	35,863,299	4,328,434	89,616,064	141,063,436
Net Income (Loss)	$35,466,746	$4,060,123	$88,493,109	$140,795,125

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Bitcoin ETF

Statements of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2025 and 2024

(Unaudited)

	Shares	Total Shareholders' Equity
Balance at June 30, 2025	5,200,000	$555,895,477
Purchases of Shares	970,000	110,368,238
Redemption of Shares	(45,000)	(5,082,788)
Net Increase (Decrease) due to Share Transactions	925,000	105,285,450
Net Income (Loss)
Net Investment Income (Loss)		(396,553)
Net Realized Gain (Loss) from Investments in Bitcoin Sold for Sponsor Fee and Redemptions		(285,109)
Net Change in Unrealized Gain (Loss) from Investments in Bitcoin		36,148,408
Net Income (Loss)		35,466,746
Net Change in Shareholders' Equity	925,000	140,752,196
Balance at September 30, 2025	6,125,000	$696,647,673

	Shares	Total Shareholders' Equity
Balance at June 30, 2024	6,945,000	$435,244,053
Purchases of Shares	1,580,000	99,636,056
Redemption of Shares	(380,000)	(22,308,539)
Net Increase (Decrease) due to Share Transactions	1,200,000	77,327,517
Net Income (Loss)
Net Investment Income (Loss)		(268,311)
Net Realized Gain (Loss) from Investments in Bitcoin Sold for Sponsor Fee and Redemptions		(3,946,836)
Net Change in Unrealized Gain (Loss) from Investments in Bitcoin		8,275,270
Net Income (Loss)		4,060,123
Net Change in Shareholders' Equity	1,200,000	81,387,640
Balance at September 30, 2024	8,145,000	$516,631,693

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Bitcoin ETF

Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Shares	Total Shareholders' Equity
Balance at December 31, 2024	7,800,000	$727,611,833
Purchases of Shares	1,880,000	199,401,310
Redemption of Shares	(3,555,000)	(318,858,579)
Net Increase (Decrease) due to Share Transactions	(1,675,000)	(119,457,269)
Net Income (Loss)
Net Investment Income (Loss)		(1,122,955)
Net Realized Gain (Loss) from Investments in Bitcoin Sold for Sponsor Fee and Redemptions		72,998,396
Net Change in Unrealized Gain (Loss) from Investments in Bitcoin		16,617,668
Net Income (Loss)		88,493,109
Net Change in Shareholders' Equity	(1,675,000)	(30,964,160)
Balance at September 30, 2025	6,125,000	$696,647,673

	Shares	Total Shareholders' Equity
Balance at December 31, 2023	4,000	$100,000
Purchases of Shares	13,285,000	663,638,201
Redemption of Shares	(5,144,000)	(287,901,633)
Net Increase (Decrease) due to Share Transactions	8,141,000	375,736,568
Net Income (Loss)
Net Investment Income (Loss)		(268,311)
Net Realized Gain (Loss) from Investments in Bitcoin Sold for Sponsor Fee and Redemptions		30,011,170
Net Change in Unrealized Gain (Loss) from Investments in Bitcoin		111,052,266
Net Income (Loss)		140,795,125
Net Change in Shareholders' Equity	8,141,000	516,531,693
Balance at September 30, 2024	8,145,000	$516,631,693

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Bitcoin ETF

Statements of Cash Flows

For the Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net Income (Loss)	$88,493,109	$140,795,125
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of bitcoin purchased	(199,389,498)	(609,352,034)
Proceeds from bitcoin sold to pay Sponsor Fee	1,169,010	171,659
Proceeds from bitcoin sold for redemptions	318,846,774	233,515,465
Net Realized (Gain) Loss from Investments in Bitcoin Sold to pay Sponsor Fee	(111,040)	24,850
Net Realized (Gain) Loss from Investments in Bitcoin Sold for Redemptions	(72,887,356)	(30,036,020)
Net Change in Unrealized (Gain) Loss from Investments in Bitcoin	(16,617,668)	(111,052,266)
Change in operating assets and liabilities:
Accrued Sponsor's fees	(46,062)	96,653
Net cash provided by (used in) operating activities	119,457,269	(375,836,568)
Cash flows from financing activities:
Proceeds from purchases of Shares	199,401,310	663,638,201
Redemption of Shares	(318,858,579)	(287,901,633)
Net cash provided by (used in) financing activities	(119,457,269)	375,736,568
Net change in cash	—	(100,000)
Cash at beginning of period	—	100,000
Cash at end of period	$—	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Bitcoin ETF

Notes to Unaudited Financial Statements

September 30, 2025

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2025 and 2024. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the SEC. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the period ended December 31, 2024, as filed with the SEC on February 28, 2025.

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

D.
Cash and Cash Equivalents

The Trust defines cash as cash held by the Cash Custodian (as defined below). There were no cash equivalents held by the Trust as of September 30, 2025 and December 31, 2024.

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

H.
Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor Fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in Section G of this Note 2), litigation and indemnification expenses, judgments, transactional expenses, taxes and other expenses not expected to be incurred in the ordinary course of the Trust’s business. The only expenses of the Trust during the three and nine months ended September 30, 2025 and 2024 were the Sponsor Fee.

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

There were no waived Sponsor fees for the three and nine months ended September 30, 2025, respectively. The Sponsor waived fees of $28,021 and $480,739 for the three and nine months ended September 30, 2024, respectively.

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

As of September 30, 2025, the investments in this Trust were valued based on Level 1 inputs. The levels assigned to the investment valuations may not be an indication of the risk or liquidity associated with investing in those investments. Because of the inherent uncertainties of valuation, the values reflected in the financial statements may materially differ from the value received upon actual sale of those investments.

Note 7 – Investments in Bitcoin

The Trust expects to purchase or sell bitcoin in connection with cash creation or redemption transactions, and may sell bitcoin to pay certain expenses, including the Sponsor Fee.

The following is a summary of the transactions in, and earnings from, investments in bitcoin for the three and nine months ended September 30, 2025.

Fair Value
Opening Balance as of 06/30/2025	$556,006,111
Purchases at Cost	110,368,270
Proceeds from Sales to Pay Sponsor Fee	(375,751)
Proceeds from bitcoin sold for Redemptions	(5,082,821)
Change in Unrealized Appreciation (Depreciation)	36,148,408
Net Realized (Gain) Loss from Investments in Bitcoin Sold to pay Sponsor Fee	(25,504)
Net Realized (Gain) Loss from Investments in Bitcoin Sold for Redemptions	(259,605)
Ending Balance as of 09/30/2025	$696,779,108

Fair Value
Opening Balance as of 12/31/2024	$727,789,330
Purchases at Cost	199,389,498
Proceeds from Sales to Pay Sponsor Fee	(1,169,010)
Proceeds from bitcoin sold for Redemptions	(318,846,774)
Change in Unrealized Appreciation (Depreciation)	16,617,668
Net Realized (Gain) Loss from Investments in Bitcoin Sold to pay Sponsor Fee	111,040
Net Realized (Gain) Loss from Investments in Bitcoin Sold for Redemptions	72,887,356
Ending Balance as of 09/30/2025	$696,779,108

The following is a summary of the transactions in, and earnings from, investments in bitcoin for the three and nine months ended September 30, 2024.

Fair Value
Opening Balance as of 06/30/2024	$435,244,053
Purchases at Cost	99,635,636
Proceeds from Sales to Pay Sponsor Fee	(171,659)
Proceeds from bitcoin sold for Redemptions	(22,308,118)
Change in Unrealized Appreciation (Depreciation)	8,275,270
Net Realized (Gain) Loss from Investments in Bitcoin Sold to pay Sponsor Fee	(24,850)
Net Realized (Gain) Loss from Investments in Bitcoin Sold for Redemptions	(3,921,986)
Ending Balance as of 09/30/2024	$516,728,346

Fair Value
Opening Balance as of 12/31/2023	$—
Purchases at Cost	609,352,034
Proceeds from Sales to Pay Sponsor Fee	(171,659)
Proceeds from bitcoin sold for Redemptions	(233,515,465)
Change in Unrealized Appreciation (Depreciation)	111,052,266
Net Realized (Gain) Loss from Investments in Bitcoin Sold to pay Sponsor Fee	(24,850)
Net Realized (Gain) Loss from Investments in Bitcoin Sold for Redemptions	30,036,020
Ending Balance as of 09/30/2024	$516,728,346

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

Note 10 – Financial Highlights

The Trust is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2025, the three months ended September 30, 2024 and the period January 10, 2024 to September 30, 2024. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Trust divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period January 10, 2024 (the effective date of the Trust's registration statement) to September,
	2025	2024	2025	2024
Net Asset Value
Net asset value per Share, beginning of period	$106.90	$62.67	$93.28	$46.65
Net realized and change in unrealized gain (loss) on investments in Bitcoin (a)	6.91	0.79	20.65	16.82
Net investment income (loss) (b)	(0.07)	(0.03)	(0.19)	(0.04)
Net income (loss)	6.84	0.76	20.46	16.78
Net asset value per Share, end of period (c)	$113.74	$63.43	$113.74	$63.43
Market value per Share, beginning of period (d)	$107.46	$59.94	$93.22	$46.30
Market value per Share, end of period (d)	$113.98	$63.44	$113.98	$63.44

Ratio to average Net Assets (e)
Net investment income (loss)	(0.25)%	(0.23)%	(0.25)%	(0.09)%
Expenses, after waivers	0.25%	0.23%	0.25%	0.09%
Expenses, prior to waivers	0.25%	0.25%	0.25%	0.25%
Total Return, at net asset value (f)(g)	6.40%	1.22%	21.93%	35.97%
Total Return, at market value (f)(g)	6.07%	5.84%	22.27%	37.02%

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

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the Trust's financial condition as of September 30, 2025, and its results of operations for the three and nine months ended September 30, 2025, the three months ended September 30, 2024, and the period January 11, 2024 to September 30, 2024. It should be read in conjunction with the unaudited financial statements and related notes thereto contained in this Report.

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

Operating Activities

Net cash flow provided by (used in) operating activities was $119.5 million and $(375.8) million during the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025, $199.4 million was paid to purchase bitcoin and $318.8 million was received from sales of bitcoin for redemptions. During the nine months ended September 30, 2024, $609.4 million was paid to purchase bitcoin and $233.5 million was received from sales of bitcoin for redemptions.

Financing Activities

The Trust's net cash flow provided by (used in) financing activities was $(119.5) million and $375.7 million during the nine months ended September 30, 2025 and 2024, respectively. This included $199.4 million and $663.6 million from Shares purchased by Authorized Participants and $318.9 million and $287.9 million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2025 and 2024, respectively.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025, THREE MONTHS ENDED SEPTEMBER 30, 2024 AND THE
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

COMPARISON OF MARKET, NAV AND LUKKA PRIME REFERENCE RATE (USD)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025, THREE MONTHS ENDED SEPTEMBER 30, 2024 AND THE PERIOD JANUARY 11, 2024 TO SEPTEMBER 30, 2024

BTCO - For the Three Months Ended September 30, 2025
16.00%
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Percentage Change
6/30/2025
9/30/2025
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
Market
Lukka Prime Reference Rate (USD)

NEITHER THE PAST PERFORMANCE OF THE TRUST NOR THE PRIOR BENCHMARK LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE TRUST’S FUTURE PERFORMANCE.

BTCO - For the Nine Months Ended September 30, 2025
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
-20.00%
-30.00%
Percentage Change
12/31/2024
9/30/2025
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
Market
Lukka Prime Reference Rate (USD)

NEITHER THE PAST PERFORMANCE OF THE TRUST NOR THE PRIOR BENCHMARK LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE TRUST’S FUTURE PERFORMANCE.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2024

Trust Share Price Performance

For the three months ended September 30, 2025, the Exchange market value of each Share increased from $107.46 per Share to $113.98 per Share. The Share price low and high for the three months ended September 30, 2025 and related change from the Share price on June 30, 2025 was as follows: Shares traded at a low of $105.20 per Share (-2.10%) on July 1, 2025 and a high of $122.59 per Share (+14.08%) on August 13, 2025. The total return for the Trust on a market value basis was +6.07%.

Bitcoin posted positive returns in the third quarter of 2025 as supportive regulatory developments such as the Digital Assets CLARITY Act, and the Anti-CDBC Surveillance State Act progressed, and the Guiding and Establishing National Innovation for U.S. Stablecoins (GENIUS) Act was passed, which supported digital assets overall. Bitcoin also benefited after President Trump signed an executive order in August that would permit retirement accounts to hold cryptocurrencies. Persistent inflows into spot bitcoin exchange-traded products (“ETPs”) also continued to be a tailwind, even as other assets reacted to policy and geopolitical noise. Finally, the broader macro backdrop lent support, with the restart of the Federal Reserve’s (the “Fed”) easing cycle supporting risk appetite. While there was an increase in redemptions in August and September as several large bitcoin investors took profit near the record highs and shifted to alternatives like Ethereum, bitcoin recovered with seasonally higher demand ahead of October, historically bitcoin’s best performing month.

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

Bitcoin posted positive performance in the third quarter of 2024. The launch of spot Ethereum ETPs in July and the kickoff of the Fed easing cycle in September 2024 fueled more bullish sentiment for cryptocurrencies. Although bitcoin has been range-bound, it was generally trending lower since mid-March 2024 on growing economic concerns in the U.S. and reduced risk appetite, however, Fed Chair Powell’s optimistic messaging on the economy provided some relief. Another influencing factor was market expectations for a potential second term as president by former President Trump, especially prior to Vice President Harris joining the presidential race in August. In this respect, former President Trump was generally viewed as more “pro-crypto” and could potentially seek relaxed regulations and more innovation-focused projects.

Trust Share Net Asset Performance

For the three months ended September 30, 2025, the NAV of each Share increased from $107.50 per Share to $114.05 per Share. Rising prices for bitcoin during the three months ended September 30, 2025 contributed to an overall 6.17% increase in the level of the Benchmark. The total return for the Trust on a NAV basis was +6.09%.

Net income (loss) for the three months ended September 30, 2025 was $35.5 million, primarily resulting from net realized gain (loss) of $(0.3) million, net change in unrealized gain (loss) of $36.1 million and net operating expenses of $0.4 million.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED TO THE PERIOD JANUARY 11, 2024 TO SEPTEMBER 30, 2024

Trust Share Price Performance

For the nine months ended September 30, 2025, the Exchange market value of each Share increased from $93.22 per Share to $113.98 per Share. The Share price low and high for the nine months ended September 30, 2025 and related change from the Share price on December 31, 2024 was as follows: Shares traded at a low of $76.59 per Share (-17.84%) on April 8, 2025 and a high of $122.59 per Share (+31.51%) on August 13, 2025. The total return for the Trust on a market value basis was +22.27%.

Bitcoin posted strong gains in the first three quarters of 2025. After experiencing losses in the first quarter due to economic concerns and a dip in sentiment that led to significant outflows from crypto ETPs, as well as the ByBit hack that temporarily fueled security concerns in crypto, bitcoin rebounded in the second and third quarters. Recovering sentiment, strong institutional demand and ETP inflows, as well as supportive regulatory developments such as the adoption of the GENIUS Act, additional progress in the Senate for the draft CLARITY Act, and the Anti-CDBC Surveillance Act, and the signing of the executive order permitting crypto in retirement accounts were tailwinds for digital assets overall. The commencement of Fed rate easing and the lead up to the U.S. government shutdown also contributed to a supportive backdrop for bitcoin demand.

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

For the period January 11, 2024 through September 30, 2024, bitcoin’s spot price rallied over 35%, leading to strong gains for the Trust. The rally was initially driven by spot bitcoin ETP demand following their historic launch on January 11, 2024, improving macro sentiment supporting investor risk appetite, and the anticipation leading up to the April 2024 bitcoin halving event, which has historically provided upside potential for bitcoin. However, after hitting a record high at the time in March 2024 of $73,000, bitcoin prices trended lower in a range for the balance of the period, waiting for a catalyst to break out. The third quarter was a positive quarter for bitcoin as the kickoff of the Fed easing cycle and market expectations for a potential second term as president by former President Trump fueled the bullish sentiment around cryptocurrencies. The launch of spot Ethereum ETPs in July 2024 may have also been a supportive catalyst.

Trust Share Net Asset Performance

For the nine months ended September 30, 2025, the NAV of each Share increased from $93.28 per Share to $114.05 per Share. Rising price for bitcoin during the nine months ended September 30, 2025 contributed to an overall 22.50% increase in the level of the Benchmark. The total return for the Trust on a NAV basis was +22.27%.

Net income (loss) for the nine months ended September 30, 2025 was $88.5 million, primarily resulting from net realized gain (loss) of $73.0 million, net change in unrealized gain (loss) of $16.6 million and net operating expenses of $1.1 million.

For the period January 11, 2024 (commencement of trading) to September 30, 2024, the NAV of each Share increased from
$46.29 per Share to $63.43 per Share. Rising prices for bitcoin during the period ended September 30, 2024 contributed to an overall
36.75% increase in the level of the Benchmark. The total return for the Trust on a NAV basis was +37.03%.

Net income (loss) for the nine months ended September 30, 2024 was $140.8 million, primarily resulting from net realized gain
(loss) of $30.0 million, net change in unrealized gain (loss) of $111.1 million and net operating expenses of $0.3 million.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Sponsor to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period covered by this report. A description of the valuation of bitcoin, a critical accounting policy that the Trust believes is important to understanding its results of operations and financial position, is provided in the section entitled “Valuation of Bitcoin,” above. In addition, please refer to Note 2 to the financial statements of the Trust for further discussion of the Trust’s accounting policies and Part II, Item 7 – “Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in the Annual Report on Form 10-K for the period ended December 31, 2024, as filed with the SEC on February 28, 2025.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust’s quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Except for the modified risk factor set forth below, there have been no material changes from risk factors as previously disclosed in the Trust's Annual Report on Form 10-K for the period ended December 31, 2024, filed with the SEC on February 28, 2025.

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

(b) Not applicable.

(c) Although the Trust does not redeem Shares directly from its Shareholders, the Trust, from time to time, redeems Creation Baskets from Authorized Participants. During the three months ended September 30, 2025, the Trust's redemption of Creation Baskets from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2025 to July 31, 2025	—	$—
August 1, 2025 to August 31, 2025	45,000	$112.95
September 1, 2025 to September 30, 2025	—	$—
Total	45,000	$112.95

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco Galaxy Bitcoin ETF — September 30, 2025 and December 31, 2024 (Unaudited), (ii) the Schedule of Investments of Invesco Galaxy Bitcoin ETF — September 30, 2025 (Unaudited), (iii) the Schedule of Investments of Invesco Galaxy Bitcoin ETF December 31, 2024 (Unaudited), (iv) the Statements of Income and Expenses of Invesco Galaxy Bitcoin ETF — For the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited), (v) the Statements of Changes in Shareholders’ Equity of Invesco Galaxy Bitcoin ETF — For the Three Months Ended September 30, 2025 and 2024 (Unaudited), (vi) the Statements of Changes in Shareholders’ Equity of Invesco Galaxy Bitcoin ETF — For the Nine Months Ended September 30, 2025 and 2024 (Unaudited), (vii) the Statements of Cash Flows of Invesco Galaxy Bitcoin ETF — For the Nine Months Ended September 30, 2025 and 2024 (Unaudited) and (viii) Notes to Unaudited Financial Statements of Invesco Galaxy Bitcoin ETF — September 30, 2025.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Galaxy Bitcoin ETF

	By:	Invesco Capital Management LLC
its Sponsor

Dated: November 6, 2025		By:	/S/BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: November 6, 2025		By:	/S/KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools