Form 10-K
period 2025-12-31
Invesco Galaxy Bitcoin ETF
filed 2026-03-02
CIK 1855781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $558,792,000

Number of Common Shares of Beneficial Interest outstanding as of January 31, 2026: 6,350,000

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Report that address activities, events or developments that will or may occur in the future, including such matters as movements in the digital asset markets, the Trust’s operations, the Sponsor’s plans and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, technology developments regarding the use of bitcoin and other digital assets, including the systems used by the Sponsor and the Trust’s Bitcoin Custodian in their provision of services to the Trust, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this Report, including in Part I, Item 1A. “Risk Factors” and other filings made by the Trust with the U.S. Securities and Exchange Commission (“SEC”), as well as general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other economic and political developments. Consequently, all the forward-looking statements made in this Report are qualified by these cautionary statements, and there can be no assurance that actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of its Shares. None of the Trust, the Sponsor, or the Trustee or their respective affiliates is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

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

The Lukka Prime Bitcoin Reference Rate

The Benchmark is designed to provide an estimated fair market value (“FMV”) for bitcoin, in a manner that aligns with accounting principles generally accepted in the United States (“U.S. GAAP”) and International Financial Reporting Standards Foundation (“IFRS”) accounting guidelines regarding fair market value measurements. In this regard, the Benchmark Provider seeks to identify a “principal market” for bitcoin each day, by evaluating eligible bitcoin trading platforms across a variety of different criteria, including the trading platforms’ oversight and governance frameworks, microstructure efficiency, trading volume, data transparency and data integrity. As of December 31, 2025, the following trading platforms are considered to be eligible trading platforms by the Benchmark Provider: Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex (collectively, “Benchmark Pricing Sources”). The Benchmark Provider reviews trading platforms eligible for inclusion in the Benchmark quarterly. In determining which trading platforms to include Benchmark Pricing Sources, the Benchmark Provider evaluates each trading platform using proprietary ratings criteria. The Benchmark Provider periodically reassesses the trading platforms eligible to be considered Benchmark Pricing Sources, and makes adjustments as needed.

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

As of December 31, 2025, Virtu Financial Singapore Pte. Ltd., JSCT, LLC, Wintermute Trading Ltd., Flow Traders B.V., FalconX Bravo, Inc., and Cumberland DRW LLC have been identified as Bitcoin Counterparties. JSCT, LLC is an affiliate of Jane Street Capital LLC and Virtu Financial Singapore Pte. Ltd. is an affiliate of Virtu Americas LLC. Each of Jane Street Capital LLC and Virtu Americas LLC is an Authorized Participant. Additional Bitcoin Counterparties may be added at any time.

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

As bitcoin and digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including the Financial Crimes Enforcement Network (“FinCEN”), SEC, OCC, CFTC, FINRA, the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the U.S. Internal Revenue Service (“IRS”), state financial institution regulators, and others) have been examining the operations of digital asset networks, digital asset users and the digital asset trading platform market. Many of these state and federal agencies have brought enforcement actions and issued advisories and rules relating to digital asset markets. Ongoing and future regulatory actions with respect to digital assets generally or any single digital asset in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares and/or the ability of the Trust to continue to operate.

U.S. federal and state regulators, as well as the White House, have issued reports and releases concerning crypto assets, including Bitcoin and crypto asset markets. Further, in 2023 the House of Representatives formed two new subcommittees: the Digital Assets, Financial Technology and Inclusion Subcommittee and the Commodity Markets, Digital Assets, and Rural Development Subcommittee, each of which were formed in part to analyze issues concerning crypto assets and demonstrate a legislative intent to develop and consider the adoption of federal legislation designed to address the perceived need for regulation of and concerns surrounding the crypto industry. On July 18, 2025, the GENIUS Act was signed into law, becoming the first federal law specifically regulating the issuance, custody and other stablecoin-related matters in the United States. Contemporaneously, the proposed CLARITY Act, which seeks to regulate digital assets markets and digital assets trading platforms in the United States, was passed by the House of Representatives in July 2025 and is under review by the Senate. The extent and content of any additional forthcoming laws and regulations are not yet ascertainable with certainty, and it may not be ascertainable in the near future. The Trust cannot predict how these and other related events will affect the Trust or the crypto asset business.

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

ITEM 1A. RISK FACTORS.

An investment in Shares involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Report and the Trust’s prospectus dated December 16, 2025 (the “Prospectus”), before making a decision to invest in Shares. If any of the following risks occur, the business, financial condition and results of operations of the Trust may be adversely affected.

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

Risks Related to Bitcoin

Market and Volatility Risk.

Bitcoin has historically exhibited high price volatility relative to more traditional asset classes. For example, throughout bitcoin’s existence there have been repeated periods where steep increases in the value of bitcoin were followed by steep drawdowns.

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

While, regulatory and enforcement scrutiny increased through the end of 2024, including from, among others, the Department of Justice, the SEC, the CFTC, the White House and Congress, as well as state regulators and authorities, the current U.S. presidential administration has signaled its desire to strengthen U.S. leadership in the digital assets space through the issuance of executive orders and the establishment of an interagency working group that is tasked with proposing a regulatory framework governing the issuance and operation of digital assets in the United States in early 2025. Meanwhile, the SEC officially rescinded Staff Accounting Bulletin 121 and established a new “Crypto Task Force” focused on providing clarity on the application of the federal securities laws to digital assets and collaborating with the digital assets industry and the public towards establishing an appropriate regulatory framework. Certain members of Congress have also outlined a proposed bicameral roadmap for digital asset legislation to address inconsistencies in digital asset classifications. In 2023, the D.C. Circuit Court found that the SEC’s denial of the Grayscale Bitcoin Trust’s listing was “arbitrary and capricious” under the Administrative Procedures Act in light of the SEC’s approval of two similar bitcoin futures-based exchange-traded products (“ETPs”). In the immediate aftermath of this court decision, the price of bitcoin increased from nearly $26,000 to over $28,100 and reached record highs during 2025 before retreating. The exact timeline and impact of these recent regulatory developments on the Trust’s business is uncertain and it is not possible to predict at this time what risks, if any, that regulatory developments may pose to the Trust, its service providers or to the digital asset industry as a whole.

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

An increasing number of wallets and digital asset intermediaries, such as trading platforms, have begun supporting segregated witness and the Lightning Network, or similar technology. In 2024, the Lightning Network saw increased corporate adoption - greater than previous years - resulting in the continued maturation of the network; however there remain open questions about Lightning Network services and more widespread adoption is still pending.

As the use of digital asset networks increases without a corresponding increase in throughput of the networks, average fees and settlement times have shown significant volatility and can increase significantly at times. Bitcoin’s network has been, at times, at capacity, which has led to increased transaction fees. As of December 31, 2025, bitcoin transaction fees were $0.71 per transaction, on average. Increased fees and decreased settlement speeds could preclude certain uses for bitcoin (e.g., micropayments), and could reduce demand for, and the price of, bitcoin, which could adversely impact the value of the Shares. In May 2023, events related to the adoption of ordinals, which are a means of inscribing digital content on the bitcoin blockchain, caused transaction fees to temporarily spike above $30 per transaction. In April 2024, bitcoin transaction fees spiked to $128.50 in connection with the Bitcoin Network halving and the rollout of the Runes protocol.

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

USDC is a reserve-backed stablecoin issued by Circle Internet Financial that is commonly used as a method of payment in digital asset markets, including the bitcoin market. The issuer of USDC uses the Circle Reserve Fund to hold cash, U.S. Treasury bills, notes and other obligations issued or guaranteed as to principal and interest by the U.S. Treasury, and repurchase agreements secured by such obligations or cash, which serve as reserves backing USDC stablecoins. While USDC is designed to maintain a stable value at 1 U.S. dollar at all times, on March 10, 2023, the value of USDC fell below $1.00 for multiple days after Circle Internet Financial disclosed that US$3.3 billion of the USDC reserves were held at Silicon Valley Bank, which had entered FDIC receivership earlier that day. Stablecoins are reliant on the U.S. banking system and the U.S. treasuries market, and the failure of either to function normally could impede the function of stablecoins, and therefore could adversely affect the value of the Shares.

Given the foundational role that stablecoins play in global digital asset markets, their fundamental liquidity can have a dramatic impact on the broader digital asset market, including the market for bitcoin. Because a large portion of the digital asset market still depends on stablecoins such as Tether and USDC, there is a risk that a disorderly de-pegging or a “run” on Tether or USDC could lead to dramatic market volatility in digital assets more broadly. In the United States, the GENIUS Act, which establishes a federal regulatory framework for stablecoins, was passed by the U.S. Congress and signed into law by President Trump on July 18, 2025. Although increasing regulatory clarity for stablecoins is generally viewed in a positive light, volatility in stablecoins, operational issues with stablecoins (for example, technical issues that prevent settlement), concerns about the sufficiency of any reserves that support stablecoins or potential manipulative activity when unbacked stablecoins are used to pay for other digital assets (including bitcoin), or regulatory compliance concerns about stablecoin issuers or intermediaries, such as trading platforms, that support stablecoins, could impact individuals’ willingness to trade on trading venues that rely on stablecoins, reduce liquidity in the bitcoin market, and affect the value of bitcoin, and in turn impact an investment in the Shares.

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

U.S. federal and state regulators have issued reports and releases concerning crypto assets, including Bitcoin and crypto asset markets. Beginning in early 2025, the current administration took steps to strengthen U.S. leadership in the digital assets space, including through the use of executive orders and the establishment of an interagency working group that is tasked with proposing a regulatory framework governing the issuance and operation of digital assets in the United States. On January 23, 2025, President Trump issued an Executive Order that outlined the administration’s commitment to strengthening U.S. leadership in the digital asset space and established an inter-agency working group for artificial intelligence and crypto that is tasked with proposing a regulatory framework governing the issuance and operation of digital assets, including stablecoins, in the United States. The GENIUS Act, which establishes a federal regulatory framework for stablecoins, was passed by the U.S. Congress and signed into law by President Trump on July 18, 2025. In addition, proposed digital assets market infrastructure legislation, the CLARITY Act, continues to progress. In July 2025, the U.S. Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, and the Federal

Deposit Insurance Corporation issued a statement for banking organizations regarding the safekeeping of digital assets, which focused on how existing laws, regulations and risk management principles apply to such activities, and signaled additional progress in the increasing regulatory clarity for digital assets by key financial regulators in the United States.

In January 2025, the then Acting SEC Chairman Uyeda established a new “Crypto Task Force,” led by Commissioner Hester Peirce, with the intent to develop a comprehensive and clear regulatory framework for digital assets. Subsequently, Commissioner Peirce announced a list of specific priorities to further that initiative, which included pursuing final rules related to a digital asset’s security status, a revised path to registered offerings and listings for digital asset-based investment vehicles, and clarity regarding digital asset custody, lending and staking, which has held a series of roundtables focused on digital asset-related initiatives. Moreover, the SEC dismissed or paused ongoing enforcement actions or investigations against certain digital asset platforms and companies, including Coinbase, Binance, Kraken and Uniswap, during the first quarter of 2025.

At this time, it is not possible to predict with certainty whether, or when, any of these legislative and regulatory developments will lead to Congress granting additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how they might impact the ability of digital asset markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets generally and bitcoin held by the Trust specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on the Trust and the Shares.

FinCEN requires any administrator or exchanger of convertible digital assets to register with FinCEN as a money transmitter and comply with the anti-money laundering regulations applicable to money transmitters. In 2015, FinCEN assessed a $700,000 fine against a sponsor of a digital asset for violating several requirements of the Bank Secrecy Act by acting as a money services business and selling the digital asset without registering with FinCEN, and by failing to implement and maintain an adequate anti-money laundering program. In 2017, FinCEN assessed a $110 million fine against BTC-e, a now defunct digital asset trading platform, for similar violations. The requirement that trading platforms that do business in the U.S. register with FinCEN and comply with anti-money laundering regulations may increase the cost of buying and selling bitcoin and therefore may adversely affect the price of bitcoin and an investment in the Shares. In a March 2018 letter from FinCEN’s assistant secretary for legislative affairs to U.S. Senator Ron Wyden, the assistant secretary indicated that under current law both the developers and the trading platforms involved in the sale of tokens in an initial coin offering (“ICO”) may be required to register with FinCEN as money transmitters and comply with the anti-money laundering regulations applicable to money transmitters.

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

While the Sponsor, its management team, and the Execution Agent operate other investment vehicles that, like the Trust, specifically invest in digital assets, including spot ether and spot solana exchange-traded products, they have a limited track record. This limited experience poses several potential risks to the effective management and operation of the Trust. Digital assets, such as bitcoin, are known for their high volatility, unique technical, legal and regulatory challenges, and rapidly evolving market dynamics. The Sponsor’s limited experience in this specific field may not fully equip them to navigate these complexities effectively.

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

The SEC has not asserted regulatory authority over bitcoin or trading or ownership of bitcoin and has not expressed the view that bitcoin should be classified or treated as a security for purposes of U.S. federal securities laws. In fact, senior members of the staff of the SEC have expressed the view that bitcoin is not a security under the federal securities laws. However, the SEC has commented on bitcoin and bitcoin-related market developments and has taken action against investment schemes involving bitcoin. For example, in a recent letter regarding the SEC’s review of proposed rule changes to list and trade shares of certain bitcoin-related investment vehicles on public markets, the SEC staff stated that it has significant investor protection concerns regarding the markets for digital assets, including the potential for market manipulation and fraud. In March 2018, it was reported that the SEC was examining as many as 100 investment funds with strategies focused on digital assets. The reported focus of the examinations is on the accuracy of risk disclosures to investors in these funds, digital asset pricing practices, and compliance with rules meant to prevent the theft of investor funds, as well as on information gathering so that the SEC can better understand new technologies and investment products. It has further been reported that some of these funds have received subpoenas from the SEC’s Enforcement Division. The SEC also has determined that certain digital assets are securities under the U.S. securities laws. In these determinations, the SEC reasoned that the unregistered offer and sale of digital assets can, in certain circumstances, including ICOs, be considered illegal public offering of securities. A significant amount of funding for digital asset startups has come from ICOs, and if ICOs are halted or face obstacles, or companies that rely on them face legal action or investigation, it could have a negative impact on the value of digital assets, including bitcoin. However, the SEC’s “Crypto Task Force” has indicated that it is re-examining how digital assets are considered “securities”

under the federal securities laws and the timeline and outcome of such action is uncertain at this time. Finally, the SEC’s Division of Examinations (“Examinations”) has stated that digital assets are an examination priority. In particular, Examinations has expressed its intent to focus its examination on the offer, sale, recommendation, advice, trading, and other activities involving crypto assets that are offered and sold as securities or related products, such as spot bitcoin or ether ETPs.

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

In addition to financial regulation, because of the high energy usage required for bitcoin mining, bitcoin may be subject to regulation stemming from energy usage and/or climate concerns. For example, as of December 31, 2025, approximately 1.04 billion tera hashes are performed every second in connection with mining on the Bitcoin network. Although measuring the electricity consumed by this process is difficult because these operations are performed by various machines with varying levels of efficiency, the process consumes a significant amount of energy. The operations of the Bitcoin network and other digital asset networks may also consume significant amounts of energy. Further, in addition to the direct energy costs of performing calculations on any given digital asset network, there are indirect costs that impact a network’s total energy consumption, including the costs of cooling the machines that perform these calculations. A number of states and countries have adopted, or are considering the adoption of, regulatory frameworks to impede bitcoin mining and/or bitcoin use more broadly. For example, New York State recently failed to pass a bill that would place a moratorium on mining operations for proof-of-work blockchains such as bitcoin. Depending on how futures regulations are formulated and applied, such policies could have the potential to negatively affect the price of bitcoin, and, in turn, the value of the Shares. Increased regulation and the corresponding compliance cost of these regulations could additionally result in higher barriers to entry for bitcoin miners, which could increase the concentration of the hash rate, potentially having a negative impact on the price of bitcoin.

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

Current IRS guidance indicates that bitcoin should be treated and taxed as property, not as currency, for U.S. federal income tax purposes, and that transactions involving the payment of bitcoin in return for goods and services should be treated as barter transactions. Such exchanges result in capital gain or loss measured by the difference between the price at which bitcoin is exchanged and the taxpayer’s basis in the bitcoin. However, because bitcoin is a new technological innovation, because IRS guidance has taken the form of administrative pronouncements that may be modified without prior notice and comment, and because there is as yet little case law on the subject, the U.S. federal income tax treatment of an investment in bitcoin or in transactions relating to investments in bitcoin may change from that described in this Report, possibly with retroactive effect. Any such change in the U.S. federal income tax treatment of bitcoin may have a negative effect on prices of bitcoin and may adversely affect the value of the Shares. In this regard, the IRS has indicated that it has made it a priority to issue additional guidance related to the taxation of virtual currency transactions, such as transactions involving bitcoin. In addition, the IRS and U.S. Department of Treasury have proposed regulations regarding the tax information reporting rules for cryptocurrency transactions. While it has started to issue such additional guidance, whether any future guidance will adversely affect the U.S. federal income tax treatment of an investment in bitcoin or in transactions relating to investments in bitcoin is unknown. Moreover, future developments that may arise with respect to digital currencies may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income tax purposes.

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

Current IRS guidance does not address whether income recognized by a non-U.S. person as a result of a hard fork, airdrop or similar occurrence could be subject to the 30% withholding tax imposed on U.S. source “fixed or determinable annual or periodical gains, profits and income” (“FDAP”). A Non-U.S. Shareholder (which is a Shareholder that is, or is treated as, for U.S. federal income tax purposes, a nonresident alien individual, a foreign corporation, or an estate or trust whose income is not subject to U.S. federal income tax on a net income basis) should assume that, in the absence of guidance, a withholding agent (including the Sponsor) is likely to withhold 30% of any such income recognized by a Non-U.S. Shareholder in respect of its Shares, including by deducting such withheld amounts from proceeds that such Non-U.S. Shareholder would otherwise be entitled to receive in connection with a distribution of the new digital asset.

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

Under current IRS guidance, hard forks, airdrops and similar events with respect to digital assets will under certain circumstances be treated as taxable events giving rise to ordinary income. In the absence of guidance to the contrary, it is possible that any such income recognized by a U.S. Tax-Exempt Shareholder (which is a U.S. Shareholder that is exempt from tax under Section 501(a) of the Internal Revenue Code of 1986, as amended) would constitute “unrelated business taxable income” (“UBTI”). U.S. Tax-Exempt Shareholders should consult their tax advisers regarding whether such Shareholders may recognize UBTI as a consequence of an investment in the Shares.

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

As another example, in January 2015, Bitstamp announced that approximately 19,000 bitcoin had been stolen from its operational or “hot” wallets. In August 2016, it was reported that almost 120,000 bitcoin worth around $78 million were stolen from Bitfinex, a large bitcoin trading platform. The value of bitcoin immediately decreased by more than 10% following reports of the theft at Bitfinex. In addition, in December 2017, Yapian, the operator of Seoul-based digital asset trading platform Youbit, suspended digital asset trading and filed for bankruptcy following a hack that resulted in a loss of 17% of Yapian’s assets. Following the hack, Youbit users were allowed to withdraw approximately 75% of the digital assets in their trading platform accounts, with any potential further distributions to be made following Yapian’s pending bankruptcy proceedings. In January 2018, Japan-based trading platform

Coincheck reported that over $500 million worth of the digital asset NEM had been lost due to hacking attacks, resulting in significant decreases in the prices of bitcoin, ether and other digital assets as the market grew increasingly concerned about the security of digital assets. Following South Korean-based trading platform Coinrail’s announcement in early June 2018 about a hacking incident, the price of bitcoin and ether dropped more than 10%. In September 2018, Japan-based trading platform Zaif announced that approximately $60 million worth of digital assets, including bitcoin, was stolen due to hacking activities. In May 2019, one of the world’s largest digital asset trading platforms, Binance, was hacked, resulting in losses of approximately $40 million. Further, in November 2022, FTX, one of the largest digital asset trading platforms by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. Around the same time, there were reports that approximately $300-600 million of digital assets were removed from FTX and the full facts remain unknown, including whether such removal was the result of a hack, theft, insider activity, or other improper behavior. Various claims and issues related to FTX have not yet been resolved.

More recently, in February 2025, the crypto exchange Bybit was hacked, resulting in the theft of over $1.5 billion of ether. The attack has been attributed to the North Korea-sponsored threat actor Lazarus Group, which is believed to operate under the control of North Korea’s intelligence agency. Following the incident, the Bybit exchange remained solvent and Bybit covered all customer losses, however the complexity and interconnected nature of exchange architecture and processes highlights weak points associated with security measures that have become industry-standard.

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

Many bitcoin trading platforms lack certain safeguards put in place by exchanges for more traditional assets to enhance the stability of trading on the exchanges and prevent “flash crashes,” such as limit-down circuit breakers. As a result, the prices of bitcoin on trading platforms may be subject to larger and/or more frequent sudden declines than assets traded on more traditional exchanges. Tools to detect and deter fraudulent or manipulative trading activities such as market manipulation, front-running of trades, and wash-trading may not be available to or employed by digital asset trading platforms, or may not exist at all. The SEC has identified possible sources of fraud and manipulation in the bitcoin market generally, including, among others (1) “wash trading”; (2) persons with a dominant position in bitcoin manipulating bitcoin pricing; (3) hacking of the Bitcoin network and trading platforms; (4) malicious control of the Bitcoin network; (5) trading based on material, non-public information (for example, plans of market participants to significantly increase or decrease their holdings in bitcoin, new sources of demand for bitcoin) or based on the dissemination of false and misleading information; (6) manipulative activity involving purported “stablecoins,” including Tether (for more information, see “Risk Factors—Risk Factors Related to Digital Assets—Prices of bitcoin may be affected due to stablecoins (including Tether and U.S. Dollar Coin (“USDC”), the activities of stablecoin issuers and their regulatory treatment”), the activities of stablecoin issuers and their regulatory treatment”); and (7) fraud and manipulation at bitcoin trading platforms. The effect of potential market manipulation, front-running, wash-trading, and other fraudulent or manipulative trading practices may inflate the volumes actually present in crypto market and/or cause distortions in price, which could adversely affect the Trust or cause losses to Shareholders.

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

The Bitcoin blockchain may be subject to forks or airdrops that create new digital assets. Shareholders may not receive the benefits of any forks, the Trust may not choose, or be able, to participate in an airdrop, and the timing of receiving any benefits from a fork, airdrop or similar event is uncertain. The Sponsor refers to the right to receive any such benefit as an “Incidental Right” and any such virtual currency acquired through an Incidental Right as “IR Virtual Currency.” If a hard fork, airdrop or similar event occurs in the Bitcoin blockchain, the Sponsor will instruct the Trust to immediately and irrevocably disclaim all rights to the IR Virtual Currency so created. Bitcoin is the only digital asset that is held by the Trust. In the event the Trust seeks to change its treatment of Incidental Rights or IR Virtual Currency, an application would need to be filed with the SEC by the Exchange seeking approval to amend its listing rules.

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

An Authorized Participant may be able to create or redeem a Creation Basket at a discount or a premium to the public trading price per Share. To the extent creations or redemptions take place in kind, it is unlikely that the Trust’s operations will be directly impacted by any discount or premium in the market price of its Shares, however, there is no guarantee that the Trust will not be negatively affected by slippage.

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

The use of cash creations and redemptions, as opposed to in-kind creations and redemptions, could cause delays in trade execution due to potential operational issues arising from implementing a cash creation and redemption model, which involves greater operational steps (and therefore execution risk) than the in-kind creation and redemption model. Such delays could cause the execution price associated with such trades to materially deviate from the Benchmark price used to determine the NAV. Even though the Authorized Participant is responsible for the dollar cost of such difference in prices, Authorized Participants could default on their obligations to the Trust, or such potential risks and costs could lead to Authorized Participants, who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying bitcoin, to elect to not participate in the Trust’s Share creation and redemption processes. This may adversely affect the arbitrage mechanism intended to keep the price of the Shares closely linked to the price of bitcoin, and as a result, the price of the Shares may fall or otherwise diverge from NAV. If the arbitrage mechanism is not effective, purchases or sales of Shares on the secondary market could occur at a premium or discount to NAV, which could harm Shareholders by causing them buy Shares at a price higher than the value of the underlying bitcoin held by the Trust or sell Shares at a price lower than the value of the underlying bitcoin held by the Trust, causing Shareholders to suffer losses.

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

An Authorized Participant may be able to create or redeem a Creation Basket at a discount or a premium to the public trading price per Share. To the extent creations or redemptions take place in-kind, the Trust will therefore maintain its intended fractional exposure to a specific amount of bitcoin per Share.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Cyber threats are considered one of the most significant risks facing financial institutions. Because the Trust has no directors, principal officers or employees, the Sponsor is responsible for managing cybersecurity risks to the Trust. To mitigate risk from cyber threats, Invesco Ltd. (“Invesco”), the Sponsor’s parent company, has a designated Global Chief Security Officer (“GCSO”) who leads the global security department that is responsible for identifying, assessing, and managing cybersecurity threats across the Invesco organization. The GCSO has over 29 years of experience in the public and private sectors, specializing in security, investigations, and incident response. The global security department oversees, among others, the following groups across Invesco: Information Security, Global Privacy, Business Continuity & Crisis Management, Resilience, and Corporate Security. This converged security structure supports a more comprehensive, holistic approach to keeping the Trust’s and Invesco clients, employees, and critical assets safe, upholding privacy rights, while enabling a secure and resilient business.

Invesco’s information security program is led by its Chief Information Security Officer who reports directly to the GCSO and has over 25 years of experience, specializing in information security and risk management. Invesco’s information security program is designed to oversee all aspects of information security risk and seeks to ensure the confidentiality, integrity, and availability of information assets, including the implementation of controls aligned with industry guidelines and applicable statutes and regulations to identify threats, detect attacks and protect its and the Trust’s information assets. The cybersecurity program includes the following:

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

Although risks from cyber threats have not materially affected the Trust’s business strategy, results of operations or financial condition, Invesco continues to closely monitor cyber risk. The Sponsor oversees cybersecurity risks for the Trust by applying Invesco’s enterprise policies and control framework to the Trust's operations and service providers and by escalating any Trust relevant findings through the Sponsor’s management reporting and certification processes. The Trust did not experience any material cybersecurity incidents during the year ended December 31, 2025, and cybersecurity risks did not materially affect the Trust's business strategy, results of operations, or financial condition in the period. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate risks. For more information regarding the risks the Trust faces from cybersecurity threats, please see Item 1A. Risk Factors.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Shares began trading on the Cboe BZX Exchange, Inc. on January 11, 2024 under the symbol “BTCO.”

Holders

As of January 31, 2026, the Trust had 82 holders of record of its Shares.

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

(b) Not applicable.

(c) Although the Trust does not redeem Shares directly from its Shareholders, the Trust, from time to time, redeems Creation
Units from Authorized Participants. During the three months ended December 31, 2025, the Trust’s redemptions of Creation Units from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
October 1, 2025 to October 31, 2025	175,000	$108.93
November 1, 2025 to November 30, 2025	315,000	$97.79
December 1, 2025 to December 31, 2025	120,000	$86.77
Total	610,000	$98.82

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

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, the Trust and the Sponsor undertake no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

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

Operating Activities

Net cash flow provided by (used in) operating activities was $111.1 million and $(321.5) million during the year ended December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, $268.1 million was paid to purchase bitcoin and $379.1 million was received from sales of bitcoin for redemptions. During the year ended December 31, 2024, $670.5 million was paid to purchase bitcoin and $349.1 million was received from sales of bitcoin for redemptions.

Financing Activities

The Trust’s net cash flow provided by (used in) financing activities was $(111.1) million and $321.4 million during the year ended December 31, 2025 and 2024, respectively. This included $268.1 million and $724.8 million from Shares purchased by Authorized Participants and $379.1 million and $403.5 million from Shares redeemed by Authorized Participants during the year ended December 31, 2025 and 2024, respectively.

Results of Operations

FOR THE YEAR ENDED DECEMBER 31, 2025 AND PERIOD JANUARY 11, 2024 TO DECEMBER 31, 2024

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

COMPARISON OF MARKET, NAV AND LUKKA PRIME BITCOIN REFERENCE RATE (USD)

FOR THE YEAR ENDED DECEMBER 31, 2025 AND FOR THE PERIOD JANUARY 11, 2024 TO DECEMBER 31, 2024

BTCO - For the Year Ended December 31, 2025
Percentage Change
140.00%
120.00%
100.00%
80.00%
60.00%
40.00%
20.00%
0.00%
-20.00%
-40.00%
12/31/2024
12/31/2025
Date
NAV
Market
Lukka Prime Reference Rate (USD)

NEITHER THE PAST PERFORMANCE OF THE TRUST NOR THE PRIOR BENCHMARK LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE TRUST’S FUTURE PERFORMANCE.

BTCO - For the Period January 11, 2024 to December 31, 2024
140.00%
120.00%
100.00%
80.00%
60.00%
40.00%
20.00%
0.00%
-20.00%
-40.00%
Percentage Change
1/11/2024
12/31/2024
Date
NAV
Market
Lukka Prime Reference Rate (USD)

NEITHER THE PAST PERFORMANCE OF THE TRUST NOR THE PRIOR BENCHMARK LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE TRUST’S FUTURE PERFORMANCE.

FOR THE YEAR ENDED DECEMBER 31, 2025 AND FOR THE PERIOD JANUARY 10, 2024 TO DECEMBER 31, 2024

Trust Share Price Performance

For the year ended December 31, 2025, the Exchange market value of each Share decreased from $93.22 per Share to $87.20 per Share. The Share price low and high for the year ended December 31, 2025 and related change from the Share price on December 31, 2024 was as follows: Shares traded at a low of $76.59 per Share (-17.84%) on April 8, 2025, and a high of $125.18 per Share (+34.28%) on October 6, 2025. The total return for the Trust on a market value basis was -6.46%.

Bitcoin (BTC) ended 2025 in negative territory despite strong gains during the second and third quarters. After a weak first quarter—driven by macroeconomic worries, deteriorating sentiment, heavy outflows from crypto ETPs, and a confidence shock following the ByBit hack—BTC staged a robust recovery mid‑year. Improving risk appetite, renewed institutional demand, accelerating ETP inflows, and a series of supportive U.S. policy developments—including progress on the CLARITY Act, GENIUS Act, Anti‑CBDC Surveillance Act, and an executive order permitting crypto in retirement accounts—collectively served as meaningful tailwinds for digital assets. Additional support came from the initiation of Federal Reserve rate cuts and rising uncertainty around the potential U.S. government shutdown, which bolstered interest in alternative assets like BTC. However, the fourth quarter fully reversed these gains. A broad risk‑off environment took hold as hawkish Federal Reserve signals emerged ahead of the December rate cut, compounded by the actual U.S. government shutdown, widespread forced liquidations of leveraged positions, and technical breakdowns as BTC failed to hold key support levels. Market sentiment deteriorated sharply and U.S. spot crypto ETPs posted record outflows in November, as the Crypto Fear & Greed Index plunged into “extreme fear.”

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

Trust Share Net Asset Performance

For the Year Ended December 31, 2025, the NAV of each Share decreased from $93.28 per Share to $87.22 per Share. The falling price for bitcoin during the period ended December 31, 2025 contributed to an overall 6.26% decrease in the level of the Benchmark. The total return for the Trust on a NAV basis was -6.50%.

Net income (loss) for the period ended December 31, 2025 was $(72.3) million, primarily resulting from net realized gain (loss) of $62.4 million, net change in unrealized gain (loss) of $(133.2) million and net operating expenses of $1.5 million.

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

We, Brian Hartigan, Principal Executive Officer, and Kelli Gallegos, Principal Financial and Accounting Officer, Investment
Pools, of the Sponsor, assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
(“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment and those criteria, we have concluded that the
Trust maintained effective internal control over financial reporting as of December 31, 2025.

By:	/S/ BRIAN HARTIGAN
Name:	Brian Hartigan
Title:	Principal Executive Officer

By:	/S/ KELLI GALLEGOS
Name:	Kelli Gallegos
Title:	Principal Financial and Accounting Officer, Investment Pools

February 27, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Managers of Invesco Capital Management LLC (as Sponsor of Invesco Galaxy Bitcoin ETF) and Shareholders of Invesco Galaxy Bitcoin ETF

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition, including the schedules of investments, of Invesco Galaxy Bitcoin ETF (the “Trust”) as of December 31, 2025 and 2024, and the related statements of income and expenses for each of the two years in the period ended December 31, 2025, and the statements of changes in shareholders' equity and of cash flows for each of the two years in the period ended December 31, 2025 and for the period December 20, 2023 to December 31, 2023, including the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2025 and 2024, the results of its operations for each of the two years in the period ended December 31, 2025 and its cash flows for each of the two years in the period ended December 31, 2025 and for the period December 20, 2023 to December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 27, 2026

We have served as the Trust's auditor since 2023.

Invesco Galaxy Bitcoin ETF

Statements of Financial Condition

December 31, 2025 and 2024

	December 31,
	2025	2024
Assets
Investments in Bitcoin, at value (cost $330,940,642 and $381,198,226, respectively)	$544,369,140	$727,789,330
Total Assets	$544,369,140	$727,789,330
Liabilities
Payable for:
Accrued Sponsor's fees	$119,145	$177,497
Total Liabilities	$119,145	$177,497
Commitments and Contingencies (Note 9)
Net Assets	$544,249,995	$727,611,833
Net assets consist of:
Paid-in-capital	$210,297,191	$321,367,689
Distributable earnings (loss)	333,952,804	406,244,144
	$544,249,995	$727,611,833
Shares outstanding	6,240,000	7,800,000
Net asset value per share	$87.22	$93.28
Market value per share	$87.20	$93.22

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Bitcoin ETF

Schedule of Investments

December 31, 2025

Description	Quantity	Cost	Fair Value	% of Net Assets
Cryptocurrency
Bitcoin	6,218	$330,940,642	$544,369,140	100.02%
Total Investments	6,218	$330,940,642	$544,369,140	100.02%
Other Assets Less Liabilities			$(119,145)	(0.02)%
Net assets			$544,249,995	100.00%

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

Invesco Galaxy Bitcoin ETF

Statements of Income and Expenses

For the Years Ended December 31, 2025 and 2024

	2025	2024
Income
Total Income	$—	$—
Expenses
Sponsor Fees	1,512,417	1,200,055
Total Expenses	1,512,417	1,200,055
Less: Waivers	—	(480,739)
Net Expenses	1,512,417	719,316
Net Investment Income (Loss)	(1,512,417)	(719,316)
Net Realized and Net Change in Unrealized Gain (Loss)
Net Realized Gain (Loss) on
Investments in Bitcoin Sold to Pay Sponsor Fee	49,251	(25,357)
Investments in Bitcoin Sold for Redemptions	62,334,432	60,297,713
Net Realized Gain (Loss)	62,383,683	60,272,356
Net Change in Unrealized Gain (Loss) on Investments in Bitcoin	(133,162,606)	346,591,104
Net Realized and Net Change in Unrealized Gain (Loss) on Investments in Bitcoin	(70,778,923)	406,863,460
Net Income (Loss)	$(72,291,340)	$406,144,144

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Bitcoin ETF

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2025

		Total
	Shares	Shareholders' Equity
Balance at December 31, 2024	7,800,000	$727,611,833
Purchases of Shares	2,605,000	268,066,369
Redemption of Shares	(4,165,000)	(379,136,867)
Net Increase (Decrease) due to Share Transactions	(1,560,000)	(111,070,498)
Net Income (Loss)
Net Investment Income (Loss)		(1,512,417)
Net Realized Gain (Loss) on Investments in Bitcoin Sold for Sponsor Fee and Redemptions		62,383,683
Net Change in Unrealized Gain (Loss) on Investments in Bitcoin		(133,162,606)
Net Income (Loss)		(72,291,340)
Net Change in Shareholders' Equity	(1,560,000)	(183,361,838)
Balance at December 31, 2025	6,240,000	$544,249,995

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Bitcoin ETF

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2024

		Total
	Shares	Shareholders' Equity
Balance at December 31, 2023	4,000	$100,000
Purchases of Shares	14,145,000	724,834,191
Redemption of Shares	(6,349,000)	(403,466,502)
Net Increase (Decrease) due to Share Transactions	7,796,000	321,367,689
Net Income (Loss)
Net Investment Income (Loss)		(719,316)
Net Realized Gain (Loss) on Investments in Bitcoin Sold for Sponsor Fee and Redemptions		60,272,356
Net Change in Unrealized Gain (Loss) on Investments in Bitcoin		346,591,104
Net Income (Loss)		406,144,144
Net Change in Shareholders' Equity	7,796,000	727,511,833
Balance at December 31, 2024	7,800,000	$727,611,833

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Bitcoin ETF

Statement of Changes in Shareholders’ Equity

For the Period December 20, 2023 to December 31, 2023

	Shares		Total
	Shares	Total Equity	Shareholders' Equity
Balance at December 20, 2023	—	$—	$—
Purchases of Shares	4,000	100,000	100,000
Redemption of Shares	—	—	—
Net Increase (Decrease) due to Share Transactions	4,000	100,000	100,000
Net Income (Loss)
Net Investment Income (Loss)		—	—
Net Realized Gain (Loss) on Investments in Bitcoin		—	—
Net Change in Unrealized Gain (Loss) on Investments in Bitcoin		—	—
Net Income (Loss)		—	—
Net Change in Shareholders' Equity	4,000	100,000	100,000
Balance at December 31, 2023	4,000	$100,000	$100,000

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Bitcoin ETF

Statements of Cash Flows

For the Years Ended December 31, 2025, 2024 and the Period December 20, 2023 to December 31, 2023

	2025	2024	2023
Cash flows from operating activities:
Net Income (Loss)	$(72,291,340)	$406,144,144	$—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of bitcoin purchased	(268,054,886)	(670,540,520)	—
Proceeds from bitcoin sold to pay Sponsor Fee	1,570,763	541,819	—
Proceeds from bitcoin sold for redemptions	379,125,390	349,072,831	—
Net Realized (Gain) Loss on Investments in Bitcoin Sold to pay Sponsor Fee	(49,251)	25,357	—
Net Realized (Gain) Loss on Investments in Bitcoin Sold for Redemptions	(62,334,432)	(60,297,713)	—
Net Change in Unrealized (Gain) Loss on Investments in Bitcoin	133,162,606	(346,591,104)	—
Change in operating assets and liabilities:
Accrued Sponsor's fees	(58,352)	177,497	—
Net cash provided by (used in) operating activities	111,070,498	(321,467,689)	—
Cash flows from financing activities:
Proceeds from purchases of Shares	268,066,369	724,834,191	100,000
Redemption of Shares	(379,136,867)	(403,466,502)	—
Net cash provided by (used in) financing activities	(111,070,498)	321,367,689	100,000
Net change in cash	—	(100,000)	100,000
Cash at beginning of period	—	100,000	—
Cash at end of period	$—	$—	$100,000

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Bitcoin ETF

Notes to Financial Statements

December 31, 2025

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

This Annual Report (the “Report”) covers the years ended December 31, 2025, 2024 and the period beginning December 20,
2023 to December 31, 2023.

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

C.
Segment Reporting

The Trust represents a single operating segment, in accordance with ASC 280, Segment Reporting. Subject to the oversight and, when applicable, approval of the Board of Managers, portfolio managers and senior executives at the Sponsor act as the Trust’s chief operating decision maker (“CODM”), assessing performance and making decisions about resource allocation within the Trust. The CODM monitors the operating results as a whole, and the Trust’s long-term strategic asset allocation is determined in accordance with the terms of its prospectus based on a defined investment strategy. The financial information provided to and reviewed by the CODM is consistent with that presented in the Trust’s financial statements.

D.
Cash and Cash Equivalents

The Trust defines cash as cash held by the Cash Custodian (as defined below). There were no cash equivalents held by the Trust as of December 31, 2025 and 2024.

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

H.
Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor Fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in Section G of this Note 2), litigation and indemnification expenses, judgments, transactional expenses, taxes and other expenses not expected to be incurred in the ordinary course of the Trust’s business. The only expenses of the Trust during the years ended December 31, 2025 and 2024 were the Sponsor Fee.

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

The Sponsor did not waive any fees for the year ended December 31, 2025. The Sponsor waived fees of $480,739 for the year ended December 31, 2024.

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

The Bitcoin Custodian

Coinbase Custody Trust Company, LLC serves as the Trust’s Bitcoin Custodian. Under the Bitcoin Custody Agreement, the Bitcoin Custodian is responsible for (1) safekeeping all of the bitcoin owned by the Trust, (2) opening an account that holds the Trust’s bitcoin and (3) facilitating the transfer of bitcoin required for the operation of the Trust, as directed by the Sponsor. The Bitcoin Custodian is chartered as a limited purpose trust company by the New York State Department of Financial Services (“NYSDFS”) and is authorized by the NYSDFS to provide digital asset custody services. The Bitcoin Custodian is a wholly-owned subsidiary of Coinbase Global, Inc.

The Cash Custodian

BNYM serves as the Trust’s cash custodian (the “Cash Custodian”). Under the Cash Custody Agreement, the Cash Custodian is responsible for holding the Trust’s cash in connection with creation and redemption transactions effected in cash. The Cash Custodian is a New York state-chartered bank and a member of the Federal Reserve System.

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

As of December 31, 2025, the investments in this Trust were valued based on Level 1 inputs. The levels assigned to the investment valuations may not be an indication of the risk or liquidity associated with investing in those investments. Because of the inherent uncertainties of valuation, the values reflected in the financial statements may materially differ from the value received upon actual sale of those investments.

Note 7 – Investments in Bitcoin

The Trust expects to purchase or sell bitcoin in connection with cash creation or redemption transactions, and may sell bitcoin to pay certain expenses, including the Sponsor Fee.

The following is a summary of the transactions in, and earnings from, investments in bitcoin for the years ended December 31, 2025 and 2024.

Fair Value
Opening Balance as of 12/31/2024	$727,789,330
Purchases at Cost	268,054,886
Proceeds from Sales to Pay Sponsor Fee	(1,570,763)
Proceeds from bitcoin sold for Redemptions	(379,125,390)
Change in Unrealized Appreciation (Depreciation)	(133,162,606)
Net Realized Gain (Loss) on Investments in Bitcoin Sold to pay Sponsor Fee	49,251
Net Realized Gain (Loss) on Investments in Bitcoin Sold for Redemptions	62,334,432
Ending Balance as of 12/31/2025	$544,369,140

Fair Value
Opening Balance as of 12/31/2023	$—
Purchases at Cost	670,540,520
Proceeds from Sales to Pay Sponsor Fee	(541,819)
Proceeds from bitcoin sold for Redemptions	(349,072,831)
Change in Unrealized Appreciation (Depreciation)	346,591,104
Net Realized Gain (Loss) on Investments in Bitcoin Sold to pay Sponsor Fee	(25,357)
Net Realized Gain (Loss) on Investments in Bitcoin Sold for Redemptions	60,297,713
Ending Balance as of 12/31/2024	$727,789,330

Note 8 – Share Purchases and Redemptions

The Trust will process all creations and redemptions of Shares in transactions with Authorized Participants. When the Trust issues or redeems its Shares, it will do so only in Creation Baskets based on the quantity of bitcoin attributable to each Share of the Trust (net of accrued but unpaid Sponsor fees and any accrued but unpaid expenses or liabilities). Creation and redemption transactions are conducted in exchange for bitcoin in-kind or cash. Authorized Participants are the only persons that may place orders to create and redeem Creation Baskets. Authorized Participants must be (1) registered broker-dealers or other securities market participants, such as banks or other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) participants in DTC such as banks, dealers and trust companies (“DTC Participants”). To become an Authorized Participant, a person must enter into an Authorized Participant Agreement.

When purchasing Creation Baskets in-kind with bitcoin, Authorized Participants and/or their designees deliver bitcoin to the Bitcoin Custodian. After confirming receipt of the bitcoin by the Bitcoin Custodian, the Transfer Agent is authorized by the Sponsor to issue Creation Baskets of Shares to the creating Authorized Participant in satisfaction of the creation order.

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

When redeeming Creation Baskets in-kind for bitcoin, the Transfer Agent will redeem the Shares and the Bitcoin Custodian will distribute the resulting bitcoin to the redeeming Authorized Participant in satisfaction of the redemption order.

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

Note 10 – Financial Highlights

The Trust is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the year ended December 31, 2025 and the period January 10, 2024 to December 31, 2024. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Trust divided by the number of outstanding Shares at the date of each respective period presented.

	Fiscal Year Ended December 31, 2025	For the Period January 10, 2024 (the effective date of the Trust's registration statement) to December 31, 2024
Net Asset Value
Net asset value per Share, beginning of period	$93.28	$46.65
Net realized and change in unrealized gain (loss) on investments in Bitcoin (a)	(5.81)	46.73
Net investment income (loss) (b)	(0.25)	(0.10)
Net income (loss)	(6.06)	46.63
Net asset value per Share, end of period (c)	$87.22	$93.28
Market value per Share, beginning of period (d)	$93.22	$46.30
Market value per Share, end of period (d)	$87.20	$93.22

Ratio to average Net Assets (e)
Net investment income (loss)	(0.25)%	(0.15)%
Expenses, after waivers	0.25%	0.15%
Expenses, prior to waivers	0.25%	0.25%
Total Return, at net asset value (f)(g)	(6.50)%	99.96%
Total Return, at market value (f)(g)	(6.46)%	101.34%

(a)
Net realized and change in unrealized gain (loss) on investments in Bitcoin per share may not correlate with the Trust’s net realized and unrealized gain (loss) due to timing of shareholder transactions in relation to the fluctuating market values of the Trust’s investments.
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
(g)
The net asset value total return from January 1, 2024 to December 31, 2024 was 273.12%. The market price total return from January 1, 2024 to December 31, 2024 was 272.88%.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Sponsor, including Brian Hartigan, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Trust carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2025, the end of the period covered by this Annual Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Sponsor, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Sponsor, concluded that the Trust’s disclosure controls and procedures were effective to provide reasonable assurance that information the Trust is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust’s quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Management’s Annual Report on Internal Controls

Management of the Sponsor is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Trust. Brian Hartigan, the Principal Executive Officer of the Sponsor, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2025. Their report in connection with their assessment may be found in the "Report of Management on Internal Control Over Financial Reporting" on page 44 of this Annual Report on Form 10-K.

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

As of December 31, 2025, the following principals serve in the below capacities on behalf of the Sponsor and, unless otherwise indicated, are not executive officers of the Trust:

Name	Capacity
Brian Hartigan[1]	Chief Executive Officer, Board of Managers
Peter Hubbard	Vice President and Director of Portfolio Management
Jordan Krugman[1]	Board of Managers
Terry Gibson Vacheron	Chief Financial Officer
Kelli Gallegos[1]	Principal Financial and Accounting Officer, Investment Pools
Melanie H. Zimdars	Chief Compliance Officer
Melanie Ringold[1]	Board of Managers

1 Executive officer, within the meaning of Rule 3b-7 under the Exchange Act, of the Trust.

Invesco Group Services Inc. is also a principal of the Sponsor.

The Sponsor is managed by a Board of Managers. The Board of Managers is composed of Messrs. Hartigan and, Krugman and Ms. Ringold.

The Board of Managers has established an Audit Committee with the following members: Messrs. Hartigan and, Krugman and Ms. Ringold. The overall purpose of the Audit Committee is to assist the Board of Managers with overseeing the Trust’s financial statements, the Trust’s compliance with legal and regulatory requirements, the qualifications and independence of the Trust’s independent registered public accounting firm (the “independent auditor”), the performance of the internal audit function for the Trust, and the performance of the independent auditor.

The Sponsor has designated Mr. Hubbard as the trading principal of the Trust.

Brian Hartigan (47) has been Chief Executive Officer of the Sponsor since November 2023. In this role, he has general oversight responsibilities for all of the Sponsor’s business. Mr. Hartigan has been a Member of the Board of Managers of the Sponsor since November 2023. Previously, Mr. Hartigan was Global Head of ETF Investments and Indexed Strategies at Invesco Ltd., a global investment management company and affiliate of the Sponsor, since 2015. In that role, he was responsible for oversight of all portfolio management activities of ETFs, as well as providing support to the US ETF Board, serving as a global ETF expert/resource and providing day-to-day support. In addition, he was a team leader for Invesco’s unit investment trusts. Mr. Hartigan earned a BA degree from the University of St. Thomas in Minnesota and an MBA in finance from DePaul University. He is a Chartered Financial Analyst® (CFA) charterholder and a member of the CFA Society of Chicago.

Peter Hubbard (45) joined the Sponsor in May 2005 as a portfolio manager and has been Vice President, Director of Portfolio Management since September 2012. In his role, Mr. Hubbard manages a team of eight portfolio managers. His responsibilities include facilitating all portfolio management processes associated with more than 200 equity and fixed income Invesco Funds listed in the United States, Canada and Europe. He is a graduate of Wheaton College with a B.A. degree in Business & Economics. Mr. Hubbard was listed as a principal and registered as an associated person of the Sponsor on November 15, 2012 and January 1, 2013, respectively. Mr. Hubbard was registered as a swap associated person of the Sponsor effective as of September 8, 2015.

Jordan Krugman (48) is Chief Financial Officer of the Americas for Invesco Ltd., a global investment management company affiliated with the Sponsor. He was appointed to this position in October 2020. In this capacity, Mr. Krugman is responsible for general management support, in addition to executing on various strategic initiatives and overseeing the financial framework for the business units operating within the Americas division of Invesco Ltd. He has also served as a Member of the Board of Managers of the Sponsor since October 2020. From March 2019 to October 2020, Mr. Krugman served as the Global Head of Financial Planning and Analysis at Invesco Ltd. In this role, he was responsible for overseeing Invesco’s forecasting, budgeting strategic planning and financial target setting processes, including analytics and decision support for Invesco Ltd’s executive team. From March 2017 to March 2019, Mr. Krugman served as Invesco Ltd.’s Head of Finance & Corporate Strategy, North America. In this role, Mr. Krugman was responsible for strategic and financial planning for Invesco Ltd.’s global investments organization including global real estate, private equity and global fixed income. Prior to that, Mr. Krugman was Invesco Ltd.’s Treasurer and Head of Investor Relations from May 2011 to March 2017. In this role, he was responsible for management of Invesco Ltd.’s liquidity and capital management programs. Additionally, Mr. Krugman managed the communication with Invesco Ltd.’s external stakeholders including equity shareholders, debt investors, rating agencies, and research analysts. Mr. Krugman earned a BA degree in American civilizations, with a US history concentration, from Middlebury College in Vermont in 1999, and earned an MBA from Santa Clara University in

California in 2007. He is a Certified Treasury Professional (CTP). Mr. Krugman was listed as a principal of the Sponsor on November 12, 2020.

Terry Gibson Vacheron CPA (61) is the Chief Accounting Officer (since April 2022) and Head of Global Tax (since November 2020) at Invesco Ltd. In this role, she leads the company’s financial reporting, accounting, corporate tax, payroll, and SOX functions. Ms. Vacheron also serves as the Chief Financial Officer (since June 2022) of the Sponsor and Invesco Advisers Inc. where she is responsible for overseeing all aspect of the companies’ financial operations, including financial reporting and accounting. Ms. Vacheron joined Invesco in November 2020 following a brief break while between roles in October 2020. Prior to joining the firm, she was with SunTrust Bank (and later Truist Bank, which was formed in 2019 following the merger of BB&T and SunTrust) from October 2009 until September 2020, where she served as the Chief Tax Officer. Ms. Vacheron directed the full spectrum of corporate tax matters and led the tax merger integration effort for the BBT and SunTrust merger. In an overlapping role as the Corporate Functions Risk Officer at SunTrust Bank from March 2013 to December 2019, she built and led multiple corporate risk programs to identify and manage risk while maintaining her Chief Tax Officer responsibilities. During her tenure, she oversaw the implementation of stronger guidelines and accountability for risk programs, including SOX, third-party risk management, and operational risk oversight. Ms. Vacheron earned a BS degree in accounting from the University of Tennessee. She is a Certified Public Accountant (CPA). Ms. Vacheron served on the board of the United Way of Greater Atlanta from 2013 to 2020. She served as a member of the United Way’s Community Engagement Council and is currently on the United Way’s Finance Committee. Ms. Vacheron was listed as a principal of the Sponsor and Invesco Advisers Inc., a registered investment adviser affiliated with the Sponsor, on June 29, 2022.

Kelli Gallegos (55) has been Principal Financial and Accounting Officer – Investment Pools for the Sponsor since September 2018. Additionally, since September 2018, Ms. Gallegos has been Principal Financial and Accounting Officer – Investment Pools of Invesco Specialized Products, LLC (sponsor to a suite of currency exchange-traded funds, “ISP”), Head of North America Fund Reporting of Invesco, Ltd. (a global investment management company), and Vice President and Treasurer of Invesco Exchange Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Commodity Fund Trust, and Invesco Exchange-Traded Self-Indexed Fund Trusts (each a registered investment company offering series of exchange-traded funds, the “Invesco ETFs”). She also serves as Vice President (since March 2016), Principal Financial Officer (since March 2016) and Assistant Treasurer (since December 2008) for a suite of mutual funds advised by Invesco Advisers, Inc., a registered investment adviser (the “Invesco Funds”). In her roles with the Sponsor, ISP, Invesco, the Invesco ETFs and the Invesco Funds, Ms. Gallegos has financial and administrative oversight responsibilities for, and serves as Principal Financial Officer of the Invesco ETFs, the Trust, the Funds and the exchange-traded funds for which ISP serves as sponsor (the “CurrencyShares Trusts”). Previously, she was Director of Fund Financial Services from December 2008 to September 2018, Assistant Treasurer for the Sponsor from January 2013 to September 2018, Assistant Treasurer of ISP from April 2018 to September 2018, Assistant Treasurer for the Invesco ETFs from September 2014 to September 2018 and Assistant Vice President for the Invesco Funds from December 2008 to March 2016. In such roles, Ms. Gallegos managed the group of personnel responsible for the preparation of fund financial statements and other information necessary for shareholder reports, fund prospectuses, regulatory filings, and for the coordination and oversight of third-party service providers of the Fund, the Invesco ETFs, the Invesco Funds, and the CurrencyShares Trusts. Ms. Gallegos earned a BBA in accounting from Harding University in Searcy, AR. Ms. Gallegos was listed as a principal of the Sponsor on September 25, 2018.

Melanie H. Zimdars (49) has been Chief Compliance Officer of the Sponsor since November 2017. In this role she is responsible for all aspects of regulatory compliance for the Sponsor. Ms. Zimdars has also served as Chief Compliance Officer of Invesco Exchange-Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust and Invesco Actively Managed Exchange-Traded Commodity Fund Trust since November 2017. From September 2009 to October 2017, she served as Vice President and Deputy Chief Compliance Officer at ALPS Holdings, Inc. where she was Chief Compliance Officer for six different mutual fund complexes, including active and passive ETFs and open-end and closed-end funds. Through its subsidiary companies, ALPS Holdings, Inc. is a provider of investment products and customized servicing solutions to the financial services industry. Ms. Zimdars received a BS degree from the University of Wisconsin-La Crosse. Ms. Zimdars was listed as a principal of the Sponsor on February 1, 2018.

Melanie Ringold (49) has been a Member of the Board of Managers of the Sponsor since July 2024. Ms. Ringold has also served as Head of Legal for the Americas at Invesco Ltd., a global investment management company and affiliate of the Sponsor, since January 2023. In this role, she is responsible for overseeing legal support for all of Invesco’s Americas business. Prior to her current position, Ms. Ringold served as Assistant General Counsel from March 2011 until January 2023, where she was responsible for overseeing legal support for the investments organization and co-chairing the firm’s US Regulatory Change Committee. Ms. Ringold earned a JD from the University of Houston Law Center and a BA degree in political science from the University of Michigan. Ms. Ringold was listed as a principal of the Sponsor on July 31, 2024.

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

For the year ended December 31, 2025, the Trust incurred Sponsor Fees of $1,512,417 of which $1,393,272 had been paid at December 31, 2025. Sponsor Fees of $119,145 were unpaid at December 31, 2025 and are reported as a liability on the Statement of Financial Condition.

For the year ended December 31, 2024, the Trust incurred Sponsor Fees of $1,200,055 of which $1,022,558 had been paid at
December 31, 2024. Sponsor Fees of $177,497 were unpaid at December 31, 2024 and are reported as a liability on the Statement of
Financial Condition.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Trust has no officers or directors. The following table sets forth certain information regarding beneficial ownership of our Shares as of January 31, 2026, as known by management. No person is known by us to own beneficially more than 5% of outstanding Shares.

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

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11.

ITEM 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by PricewaterhouseCoopers LLP (“PwC”), the Trust’s independent registered public accounting firm for the years ended December 31, 2025 and 2024.

	Fiscal Years Ended December 31,
	2025	2024
Audit Fees	$154,700	$135,000
Audit-Related Fees	—	—
Tax fees	—	—
All other Fees	—	—
Total	$154,700	$135,000

Approval of Independent Registered Public Accounting Firm Services and Fees

The Sponsor approved all of the services provided by PwC to the Trust described above. The Sponsor pre-approved all audit and allowed non-audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

See financial statements commencing on page 43 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

Exhibit No.	Description

3.1	Initial Declaration of Trust and Trust Agreement[3]

3.2	Amendment No. 1 to the Declaration of Trust and Trust Agreement[3]

3.3	Amended and Restated Declaration of Trust and Trust Agreement[3]

3.4	Second Amended and Restated Declaration of Trust and Trust Agreement[4]

3.5	Certificate of Trust[1]

3.6	Amendment No. 1 to the Certificate of Trust[3]

10.1	[Reserved]

10.2	Form of Initial Authorized Participant Agreement[3]

10.3	Form of Marketing Agent Agreement[3]

10.4	Bitcoin Custody Agreement[5]

10.5	Form of Cash Custody Agreement[2]

10.6	Form of Trust Administration and Accounting Agreement[2]

10.7	Form of Transfer Agency Agreement[2]

10.8	Calculation Services Subscription Agreement[5]

10.9	Form of Execution Agent Agreement[3]

10.10	Form of Lukka Master Services Agreement[2]

19.1	Insider Trading Policies and Procedures[7]

23.1	Consent of PricewaterhouseCoopers LLP*

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

97	Policy Relating to Recovery of Erroneously Awarded Compensation[6]

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco Galaxy Bitcoin ETF — December 31, 2025 and 2024, (ii) the Schedule of Investments of Invesco Galaxy Bitcoin ETF — December 31, 2025, (iii) the Schedule of Investments of Invesco Galaxy Bitcoin ETF — December 31, 2024 (iv) the Statements of Income and Expenses of Invesco Galaxy Bitcoin ETF — Years Ended December 31, 2025 and 2024, (v) the Statement of Changes in Shareholders’ Equity of Invesco Galaxy Bitcoin ETF — Year Ended December 31, 2025, (v) the Statement of Changes in Shareholders’ Equity of Invesco Galaxy Bitcoin ETF — December 31, 2024 (vi) Statement of Changes in Shareholders’ Equity — Period December 20, 2023 to December 31, 2023 (vii) the Statements of Cash Flows of Invesco Galaxy Bitcoin ETF — Years Ended December 31, 2025, 2024 and the Period December 20, 2023 to December 31, 2023, and (viii) Notes to Financial Statements of Invesco Galaxy Bitcoin ETF.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL

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

7 Previously filed as an exhibit to Form 10-K on February 28, 2025 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Galaxy Bitcoin ETF

	By:	Invesco Capital Management LLC
its Sponsor

Dated: February 27, 2026		By:	/S/BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: February 27, 2026		By:	/S/KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity*	Date

/s/JORDAN KRUGMAN	Manager	February 27, 2026
Jordan Krugman

/s/MELANIE RINGOLD	Manager	February 27, 2026
Melanie Ringold

* The registrant is a trust and the persons are signing in their capacities as officers or directors of Invesco Capital Management LLC, the Sponsor of the registrant.