Form 10-Q
period 2026-03-31
Invesco Galaxy Bitcoin ETF
filed 2026-05-07
CIK 1855781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Indicate the number of outstanding Shares as of March 31, 2026: 6,740,000

INVESCO GALAXY BITCOIN ETF

QUARTER ENDED MARCH 31, 2026

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco Galaxy Bitcoin ETF

Statements of Financial Condition

March 31, 2026 and December 31, 2025

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Investments in Bitcoin, at value (cost $362,730,052 and $330,940,642, respectively)	$457,292,716	$544,369,140
Total Assets	$457,292,716	$544,369,140
Liabilities
Payable for:
Accrued Sponsor Fee	$98,605	$119,145
Total Liabilities	$98,605	$119,145
Commitments and Contingencies (Note 9)
Net Assets	$457,194,111	$544,249,995
Net assets consist of:
Paid-in-capital	$250,195,814	$210,297,191
Distributable earnings (loss)	206,998,297	333,952,804
	$457,194,111	$544,249,995
Shares outstanding	6,740,000	6,240,000
Net asset value per share	$67.83	$87.22
Market value per share	$67.44	$87.20

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Bitcoin ETF

Schedule of Investments

March 31, 2026

(Unaudited)

Description	Quantity	Cost	Fair Value	% of Net Assets
Cryptocurrency
Bitcoin	6,712	$362,730,052	$457,292,716	100.02%
Total Investments	6,712	$362,730,052	$457,292,716	100.02%
Other Assets Less Liabilities			$(98,605)	(0.02)%
Net assets			$457,194,111	100.00%

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

Invesco Galaxy Bitcoin ETF

Statements of Income and Expenses

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Income
Total Income	$—	$—
Expenses
Sponsor Fee	307,928	406,973
Total Expenses	307,928	406,973
Net Investment Income (Loss)	(307,928)	(406,973)
Net Realized and Net Change in Unrealized Gain (Loss)
Net Realized Gain (Loss) on
Investments in Bitcoin Sold to Pay Sponsor Fee	(136,470)	88,948
Investments in Bitcoin Sold for Redemptions	(7,644,275)	60,847,702
Net Realized Gain (Loss)	(7,780,745)	60,936,650
Net Change in Unrealized Gain (Loss) on Investments in Bitcoin	(118,865,834)	(133,944,630)
Net Realized and Net Change in Unrealized Gain (Loss) on Investments in Bitcoin	(126,646,579)	(73,007,980)
Net Income (Loss)	$(126,954,507)	$(73,414,953)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Bitcoin ETF

Statements of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	Shares	Total Shareholders’ Equity
Balance at December 31, 2025	6,240,000	$544,249,995
Purchases of Shares	705,000	55,111,679
Redemption of Shares	(205,000)	(15,213,056)
Net Increase (Decrease) due to Share Transactions	500,000	39,898,623
Net Income (Loss)
Net Investment Income (Loss)		(307,928)
Net Realized Gain (Loss) on Investments in Bitcoin Sold for Sponsor Fee and Redemptions		(7,780,745)
Net Change in Unrealized Gain (Loss) on Investments in Bitcoin		(118,865,834)
Net Income (Loss)		(126,954,507)
Net Change in Shareholders' Equity	500,000	(87,055,884)
Balance at March 31, 2026	6,740,000	$457,194,111

	Shares	Total Shareholders’ Equity
Balance at December 31, 2024	7,800,000	$727,611,833
Purchases of Shares	275,000	28,384,708
Redemption of Shares	(2,775,000)	(246,414,057)
Net Increase (Decrease) due to Share Transactions	(2,500,000)	(218,029,349)
Net Income (Loss)
Net Investment Income (Loss)		(406,973)
Net Realized Gain (Loss) on Investments in Bitcoin Sold for Sponsor Fee and Redemptions		60,936,650
Net Change in Unrealized Gain (Loss) on Investments in Bitcoin		(133,944,630)
Net Income (Loss)		(73,414,953)
Net Change in Shareholders' Equity	(2,500,000)	(291,444,302)
Balance at March 31, 2025	5,300,000	$436,167,531

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Bitcoin ETF

Statements of Cash Flows

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	2026	2025
Cash flows from operating activities:
Net Income (Loss)	$(126,954,507)	$(73,414,953)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of Bitcoin purchased	(55,110,123)	(28,373,793)
Proceeds from Bitcoin sold to pay Sponsor Fee	328,468	481,815
Proceeds from Bitcoin sold for redemptions	15,211,500	246,403,149
Net Realized (Gain) Loss on Investments in Bitcoin Sold to pay Sponsor Fee	136,470	(88,948)
Net Realized (Gain) Loss on Investments in Bitcoin Sold for Redemptions	7,644,275	(60,847,702)
Net Change in Unrealized (Gain) Loss on Investments in Bitcoin	118,865,834	133,944,630
Change in operating assets and liabilities:
Accrued Sponsor Fee	(20,540)	(74,849)
Net cash provided by (used in) operating activities	(39,898,623)	218,029,349
Cash flows from financing activities:
Proceeds from purchases of Shares	55,111,679	28,384,708
Redemption of Shares	(15,213,056)	(246,414,057)
Net cash provided by (used in) financing activities	39,898,623	(218,029,349)
Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Bitcoin ETF

Notes to Unaudited Financial Statements

March 31, 2026

Note 1 – Organization

Invesco Galaxy Bitcoin ETF (the “Trust”) is a Delaware statutory trust formed on April 5, 2021 pursuant to the Delaware Statutory Trust Act (the “DSTA”). The Trust continuously issues common shares representing fractional undivided beneficial interest in and ownership of the Trust (“Shares”). The Trust operates pursuant to its Second Amended and Restated Declaration of Trust and Trust Agreement, dated as of January 5, 2024 (the “Trust Agreement”). CSC Delaware Trust Company, a Delaware trust company, is the Delaware trustee of the Trust (the “Trustee”). The Trust is managed and controlled by Invesco Capital Management LLC (the “Sponsor”).

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

This Quarterly Report (the “Report”) covers the three months ended March 31, 2026 and 2025. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 2, 2026.

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

D.
Cash and Cash Equivalents

The Trust defines cash as cash held by the Cash Custodian (as defined below). There were no cash equivalents held by the Trust as of March 31, 2026 and December 31, 2025.

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

H.
Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor Fee (defined herein). These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in Section G of this Note 2), litigation and indemnification expenses, judgments, transactional expenses, taxes and other expenses not expected to be incurred in the ordinary course of the Trust’s business. The only expenses of the Trust during the three months ended March 31, 2026 and 2025 were the Sponsor Fee.

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

The Trust pays the Sponsor a unified fee (the “Sponsor Fee”) in an amount equal to 0.25% per annum of the daily total net assets of the Trust as compensation for services performed under the Trust Agreement. The Trust’s only ordinary recurring expense is the Sponsor Fee. The Sponsor Fee is accrued daily and paid monthly in arrears on the first day the Exchange is open for regular trading (a “Business Day”) of the month in U.S. dollars, and is calculated by the Administrator. The Sponsor also paid the costs of the Trust’s organization.

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

The Cash Custodian

BNYM serves as the Trust's cash custodian (the “Cash Custodian”). Under the Cash Custody Agreement, the Cash Custodian is responsible for holding the Trust's cash in connection with creation and redemption transactions effected in cash. The Cash Custodian is a New York state-chartered bank and a member of the Federal Reserve System.

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

As of March 31, 2026 and December 31, 2025, the investments in this Trust were valued based on Level 1 inputs. The levels assigned to the investment valuations may not be an indication of the risk or liquidity associated with investing in those investments. Because of the inherent uncertainties of valuation, the values reflected in the financial statements may materially differ from the value received upon actual sale of those investments.

Note 7 – Investments in Bitcoin

The Trust expects to purchase or sell bitcoin in connection with cash creation or redemption transactions, and may sell bitcoin to pay certain expenses, including the Sponsor Fee. The following is a summary of the transactions in, and earnings from, investments in bitcoin for the three months ended March 31, 2026 and 2025.

Fair Value
Opening Balance as of 12/31/2025	$544,369,140
Purchases at Cost	55,110,123
Proceeds from Sales to Pay Sponsor Fee	(328,468)
Proceeds from Bitcoin sold for Redemptions	(15,211,500)
Change in Unrealized Appreciation (Depreciation)	(118,865,834)
Net Realized Gain (Loss) on Investments in Bitcoin Sold to pay Sponsor Fee	(136,470)
Net Realized Gain (Loss) on Investments in Bitcoin Sold for Redemptions	(7,644,275)
Ending Balance as of 03/31/2026	$457,292,716

Fair Value
Opening Balance as of 12/31/2024	$727,789,330
Purchases at Cost	28,373,793
Proceeds from Sales to Pay Sponsor Fee	(481,815)
Proceeds from Bitcoin sold for Redemptions	(246,403,149)
Change in Unrealized Appreciation (Depreciation)	(133,944,630)
Net Realized Gain (Loss) on Investments in Bitcoin Sold to pay Sponsor Fee	88,948
Net Realized Gain (Loss) on Investments in Bitcoin Sold for Redemptions	60,847,702
Ending Balance as of 03/31/2025	$436,270,179

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

Note 10 – Financial Highlights

The Trust is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three months ended March 31, 2026 and 2025. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Trust divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended March 31,
	2026	2025
Net Asset Value
Net asset value per Share, beginning of period	$87.22	$93.28
Net realized and change in unrealized gain (loss) on investments in Bitcoin (a)	(19.34)	(10.92)
Net investment income (loss) (b)	(0.05)	(0.06)
Net income (loss)	(19.39)	(10.98)
Net asset value per Share, end of period (c)	$67.83	$82.30
Market value per Share, beginning of period (d)	$87.20	$93.22
Market value per Share, end of period (d)	$67.44	$82.25

Ratio to average Net Assets (e)
Net investment income (loss)	(0.25)%	(0.25)%
Expenses	0.25%	0.25%
Total Return, at net asset value (f)	(22.23)%	(11.77)%
Total Return, at market value (f)	(22.66)%	(11.77)%

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (the “Report”). This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Report that address activities, events or developments that will or may occur in the future, including such matters as movements in the digital asset markets, operations of Invesco Galaxy Bitcoin ETF (the “Trust”), plans and references by Invesco Capital Management LLC (the “Sponsor”) to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, technology developments regarding the use of bitcoin and other digital assets, including the systems used by the Sponsor and Coinbase Custody Trust Company, LLC, the Trust’s bitcoin custodian (the “Bitcoin Custodian”) in their provision of services to the Trust, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this Report, and the risks described in Part I, Item 1A. “Risk Factors” of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and in other Securities and Exchange Commission (the “SEC”) filings by the Trust, as well as general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other economic and political developments. Consequently, all the forward-looking statements made in this Report are qualified by these cautionary statements, and there can be no assurance that actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of its Shares. None of the Trust, the Sponsor, or the Trustee or their respective affiliates is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

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

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the Trust’s financial condition as of March 31, 2026, and its results of operations for the three months ended March 31, 2026 and 2025. It should be read in conjunction with the unaudited financial statements and related notes thereto contained in this Report.

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(39.9) million and $218.0 million during the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026, $55.1 million was paid to purchase bitcoin and $15.2 million was received from sales of bitcoin for redemptions. During the three months ended March 31, 2025, $28.4 million was paid to purchase bitcoin and $246.4 million was received from sales of bitcoin for redemptions.

Financing Activities

The Trust’s net cash flow provided by (used in) financing activities was $39.9 million and $(218.0) million during the three months ended March 31, 2026 and 2025, respectively. This included $55.1 million and $28.4 million from Shares purchased by Authorized Participants and $15.2 million and $246.4 million from Shares redeemed by Authorized Participants during the three months ended March 31, 2026 and 2025, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

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

COMPARISON OF MARKET, NAV AND LUKKA PRIME BITCOIN REFERENCE RATE (USD)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

BTCO - For the Three Months Ended March 31, 2026
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
Percentage Change
12/31/2025
3/31/2026
Date
NAV
Market
Lukka Prime Bitcoin Reference Rate (USD)

NEITHER THE PAST PERFORMANCE OF THE TRUST NOR THE PRIOR BENCHMARK LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE TRUST’S FUTURE PERFORMANCE.

BTCO - For the Three Months Ended March 31, 2025
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Percentage Change
12/31/2024
3/31/2025
Date
NAV
Market
Lukka Prime Bitcoin Reference Rate (USD)

NEITHER THE PAST PERFORMANCE OF THE TRUST NOR THE PRIOR BENCHMARK LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE TRUST’S FUTURE PERFORMANCE.

Trust Share Price Performance

For the three months ended March 31, 2026, the Exchange market value of each Share decreased from $87.20 per Share to $67.44 per Share. The Share price low and high for the three months ended March 31, 2026 and related change from the Share price on December 31, 2025 was as follows: Shares traded at a low of $63.37 per Share (-27.33%) on February 5, 2026 and a high of $97.37 per Share (+11.66%) on January 14, 2026. The total return for the Trust on a market value basis was -22.66%.

Bitcoin traded lower during the first quarter of 2026, resulting in negative performance for the Trust. Digital asset markets experienced elevated volatility amid a combination of shifting global risk sentiment, tighter financial conditions, and ongoing uncertainty surrounding macroeconomic policy and regulatory developments. Periods of risk aversion weighed on investor demand for digital assets, contributing to declines in bitcoin prices over the quarter. Together, weaker bitcoin pricing and continued market volatility led to net losses for the Trust during the period.

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

Trust Share Net Asset Performance

For the three months ended March 31, 2026, the NAV of each Share decreased from $87.22 per Share to $67.51 per Share. Falling price for bitcoin during the three months ended March 31, 2026 contributed to an overall 22.55% decrease in the level of the Benchmark. The total return for the Trust on a NAV basis was -22.60%.

Net income (loss) for the three months ended March 31, 2026 was $(127.0) million, primarily resulting from net realized gain (loss) of $(7.8) million, net change in unrealized gain (loss) of $(118.9) million and net operating expenses of $0.3 million.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Sponsor to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period covered by this report. A description of the valuation of bitcoin, a critical accounting policy that the Trust believes is important to understanding its results of operations and financial position, is provided in the section entitled “Valuation of Bitcoin,” above. In addition, please refer to Note 2 to the financial statements of the Trust for further discussion of the Trust’s accounting policies and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 2, 2026.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust’s quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) Although the Trust does not redeem Shares directly from its Shareholders, the Trust, from time to time, redeems Creation
Baskets from Authorized Participants. During the three months ended March 31, 2026, the Trust’s redemptions of Creation Baskets from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2026 to January 31, 2026	100,000	$83.76
February 1, 2026 to February 28, 2026	105,000	$65.12
March 1, 2026 to March 31, 2026	—	$—
Total	205,000	$74.21

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the period covered by this Quarterly Report, none of the members of the Sponsor responsible for overseeing the business and operations of the Trust adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco Galaxy Bitcoin ETF — March 31, 2026 and December 31, 2025 (Unaudited), (ii) the Schedule of Investments of Invesco Galaxy Bitcoin ETF — March 31, 2026 (Unaudited), (iii) the Schedule of Investments of Invesco Galaxy Bitcoin ETF December 31, 2025 (Unaudited), (iv) the Statements of Income and Expenses of Invesco Galaxy Bitcoin ETF — For the Three Months Ended March 31, 2026 and 2025 (Unaudited), (v) the Statements of Changes in Shareholders’ Equity of Invesco Galaxy Bitcoin ETF — For the Three Months Ended March 31, 2026 and 2025 (Unaudited), (vi) the Statements of Cash Flows of Invesco Galaxy Bitcoin ETF — For the Three Months Ended March 31, 2026 and 2025 (Unaudited) and (vii) Notes to Unaudited Financial Statements of Invesco Galaxy Bitcoin ETF — March 31, 2026.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Galaxy Bitcoin ETF

	By:	Invesco Capital Management LLC
its Sponsor

Dated: May 6, 2026		By:	/S/BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: May 6, 2026		By:	/S/KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools