Form 10-Q
period 2026-06-30
Invesco Galaxy Bitcoin ETF
filed 2026-08-07
CIK 1855781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Indicate the number of outstanding Shares as of June 30, 2026: 5,370,000

INVESCO GALAXY BITCOIN ETF

QUARTER ENDED JUNE 30, 2026

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco Galaxy Bitcoin ETF

Statements of Financial Condition

June 30, 2026 and December 31, 2025

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Investments in Bitcoin, at value (cost $232,997,618 and $330,940,642, respectively)	$315,869,355	$544,369,140
Total Assets	$315,869,355	$544,369,140
Liabilities
Payable for:
Accrued Sponsor fee	$80,821	$119,145
Total Liabilities	$80,821	$119,145
Commitments and Contingencies (Note 9)
Net Assets	$315,788,534	$544,249,995
Net assets consist of:
Paid-in-capital	$164,912,980	$210,297,191
Distributable earnings (loss)	150,875,554	333,952,804
	$315,788,534	$544,249,995
Shares outstanding	5,370,000	6,240,000
Net asset value per share	$58.81	$87.22
Market value per share	$58.41	$87.20

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Bitcoin ETF

Schedule of Investments

June 30, 2026

(Unaudited)

Description	Quantity	Cost	Fair Value	% of Net Assets
Cryptocurrency
Bitcoin	5,345	$232,997,618	$315,869,355	100.03%
Total Investments	5,345	$232,997,618	$315,869,355	100.03%
Other Assets Less Liabilities			$(80,821)	(0.03)%
Net assets			$315,788,534	100.00%

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

Invesco Galaxy Bitcoin ETF

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income
Total Income	$—	$—	$—	$—
Expenses
Sponsor Fee	291,917	319,429	599,845	726,402
Total Expenses	291,917	319,429	599,845	726,402
Net Investment Income (Loss)	(291,917)	(319,429)	(599,845)	(726,402)
Net Realized and Net Change in Unrealized Gain (Loss)
Net Realized Gain (Loss) on
Investments in Bitcoin Sold to Pay Sponsor Fee	(165,121)	47,596	(301,591)	136,544
Investments in Bitcoin Sold for Redemptions	(43,974,778)	12,299,259	(51,619,053)	73,146,961
Net Realized Gain (Loss)	(44,139,899)	12,346,855	(51,920,644)	73,283,505
Net Change in Unrealized Gain (Loss) on Investments in Bitcoin	(11,690,927)	114,413,890	(130,556,761)	(19,530,740)
Net Realized and Net Change in Unrealized Gain (Loss) on Investments in Bitcoin	(55,830,826)	126,760,745	(182,477,405)	53,752,765
Net Income (Loss)	$(56,122,743)	$126,441,316	$(183,077,250)	$53,026,363

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Bitcoin ETF

Statements of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2026 and 2025

(Unaudited)

	Shares	Total Shareholders’ Equity
Balance at March 31, 2026	6,740,000	$457,194,111
Purchases of Shares	140,000	11,203,123
Redemption of Shares	(1,510,000)	(96,485,957)
Net Increase (Decrease) due to Share Transactions	(1,370,000)	(85,282,834)
Net Income (Loss)
Net Investment Income (Loss)		(291,917)
Net Realized Gain (Loss) on Investments in Bitcoin Sold for Sponsor Fee and Redemptions		(44,139,899)
Net Change in Unrealized Gain (Loss) on Investments in Bitcoin		(11,690,927)
Net Income (Loss)		(56,122,743)
Net Change in Shareholders’ Equity	(1,370,000)	(141,405,577)
Balance at June 30, 2026	5,370,000	$315,788,534

	Shares	Total Shareholders’ Equity
Balance at March 31, 2025	5,300,000	$436,167,531
Purchases of Shares	635,000	60,648,364
Redemption of Shares	(735,000)	(67,361,734)
Net Increase (Decrease) due to Share Transactions	(100,000)	(6,713,370)
Net Income (Loss)
Net Investment Income (Loss)		(319,429)
Net Realized Gain (Loss) on Investments in Bitcoin Sold for Sponsor Fee and Redemptions		12,346,855
Net Change in Unrealized Gain (Loss) on Investments in Bitcoin		114,413,890
Net Income (Loss)		126,441,316
Net Change in Shareholders’ Equity	(100,000)	119,727,946
Balance at June 30, 2025	5,200,000	$555,895,477

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Bitcoin ETF

Statements of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Shares	Total Shareholders’ Equity
Balance at December 31, 2025	6,240,000	$544,249,995
Purchases of Shares	845,000	66,314,802
Redemption of Shares	(1,715,000)	(111,699,013)
Net Increase (Decrease) due to Share Transactions	(870,000)	(45,384,211)
Net Income (Loss)
Net Investment Income (Loss)		(599,845)
Net Realized Gain (Loss) on Investments in Bitcoin Sold for Sponsor Fee and Redemptions		(51,920,644)
Net Change in Unrealized Gain (Loss) on Investments in Bitcoin		(130,556,761)
Net Income (Loss)		(183,077,250)
Net Change in Shareholders’ Equity	(870,000)	(228,461,461)
Balance at June 30, 2026	5,370,000	$315,788,534

	Shares	Total Shareholders’ Equity
Balance at December 31, 2024	7,800,000	$727,611,833
Purchases of Shares	910,000	89,033,072
Redemption of Shares	(3,510,000)	(313,775,791)
Net Increase (Decrease) due to Share Transactions	(2,600,000)	(224,742,719)
Net Income (Loss)
Net Investment Income (Loss)		(726,402)
Net Realized Gain (Loss) on Investments in Bitcoin Sold for Sponsor Fee and Redemptions		73,283,505
Net Change in Unrealized Gain (Loss) on Investments in Bitcoin		(19,530,740)
Net Income (Loss)		53,026,363
Net Change in Shareholders’ Equity	(2,600,000)	(171,716,356)
Balance at June 30, 2025	5,200,000	$555,895,477

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Bitcoin ETF

Statements of Cash Flows

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net Income (Loss)	$(183,077,250)	$53,026,363
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of Bitcoin purchased	(66,313,377)	(89,021,228)
Proceeds from Bitcoin sold to pay Sponsor Fee	638,169	793,259
Proceeds from Bitcoin sold for redemptions	111,697,588	313,763,953
Net Realized (Gain) Loss on Investments in Bitcoin Sold to pay Sponsor Fee	301,591	(136,544)
Net Realized (Gain) Loss on Investments in Bitcoin Sold for Redemptions	51,619,053	(73,146,961)
Net Change in Unrealized (Gain) Loss on Investments in Bitcoin	130,556,761	19,530,740
Change in operating assets and liabilities:
Accrued Sponsor fee	(38,324)	(66,863)
Net cash provided by (used in) operating activities	45,384,211	224,742,719
Cash flows from financing activities:
Proceeds from purchases of Shares	66,314,802	89,033,072
Redemption of Shares	(111,699,013)	(313,775,791)
Net cash provided by (used in) financing activities	(45,384,211)	(224,742,719)
Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Bitcoin ETF

Notes to Unaudited Financial Statements

June 30, 2026

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2026 and 2025. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 2, 2026.

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

D.
Cash and Cash Equivalents

The Trust defines cash as cash held by the Cash Custodian (as defined below). There were no cash equivalents held by the Trust as of June 30, 2026 and December 31, 2025.

E.
Investment Valuations

The Trust applies FASB ASC Topic 820, Fair Value Measurement, in the valuation of bitcoin held by the Trust and for financial statement purposes. The fair market value price for bitcoin reflects the price that would be received for bitcoin in a current sale, which assumes an orderly transaction between market participants on the measurement date of bitcoin on its “principal market,” generally, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. The Trust determines its principal market (or in the absence of a principal market the most advantageous market) on a periodic basis to determine which market is its principal market for the purpose of calculating fair value for the creation of quarterly and annual financial statements. Issuer-specific events, market trends, bid/asked quotes of brokers and information providers and other data may be reviewed in the course of making a good faith determination of an investment’s fair value.

F.
Investment Transactions

Bitcoin transactions are accounted for on a trade date basis. Realized gains or losses from the sale or disposition of bitcoin are determined on a specific identification basis and recognized in the Statements of Income and Expenses in the period in which the sale or disposition occurs, respectively.

G.
Routine Operational, Administrative and Other Ordinary Expenses

The Sponsor is responsible for all routine operational, administrative and other ordinary expenses of the Trust, including, but not limited to, the Trustee’s fees, the fees of BNYM (the Administrator and the “Transfer Agent”) (for its services as the Administrator, Transfer Agent, and Cash Custodian (defined herein)), the fees of the Bitcoin Custodian, the fees of Galaxy Digital Funds LLC (the “Execution Agent”), Exchange listing fees, SEC registration fees, printing and mailing costs, legal costs and audit fees. The Trust does not reimburse the Sponsor for the routine operational, administrative and other ordinary expenses of the Trust. Accordingly, such expenses are not reflected in the Statements of Income and Expenses of the Trust.

H.
Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor Fee (defined herein). These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in Section G of this Note 2), litigation and indemnification expenses, judgments, transactional expenses, taxes and other expenses not expected to be incurred in the ordinary course of the Trust’s business. The only expenses of the Trust during the three and six months ended June 30, 2026 and 2025 were the Sponsor Fee.

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

Galaxy is a subsidiary of Galaxy Digital Holdings LP (“Galaxy Holdings”). Galaxy Digital Holdings Ltd., which holds a limited partner interest in Galaxy Holdings, is listed on the Nasdaq Stock Market under the symbol “GLXY.”

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

As of June 30, 2026 and December 31, 2025, the investments in the Trust were valued based on Level 1 inputs. The levels assigned to the investment valuations may not be an indication of the risk or liquidity associated with investing in those investments. Because of the inherent uncertainties of valuation, the values reflected in the financial statements may materially differ from the value received upon actual sale of those investments.

Note 7 – Investments in Bitcoin

The Trust expects to purchase or sell bitcoin in connection with cash creation or redemption transactions, and may sell bitcoin to pay certain expenses, including the Sponsor Fee.

The following is a summary of the transactions in, and earnings from, investments in bitcoin for the three and six months ended June 30, 2026.

Fair Value
Opening Balance as of 03/31/2026	$457,292,716
Purchases at Cost	11,203,254
Proceeds from Bitcoin sold to pay Sponsor Fee	(309,701)
Proceeds from Bitcoin sold for Redemptions	(96,486,088)
Change in Unrealized Appreciation (Depreciation)	(11,690,927)
Net Realized Gain (Loss) on Investments in Bitcoin Sold to pay Sponsor Fee	(165,121)
Net Realized Gain (Loss) on Investments in Bitcoin Sold for Redemptions	(43,974,778)
Ending Balance as of 06/30/2026	$315,869,355

Fair Value
Opening Balance as of 12/31/2025	$544,369,140
Purchases at Cost	66,313,377
Proceeds from Bitcoin sold to pay Sponsor Fee	(638,169)
Proceeds from Bitcoin sold for Redemptions	(111,697,588)
Change in Unrealized Appreciation (Depreciation)	(130,556,761)
Net Realized Gain (Loss) on Investments in Bitcoin Sold to pay Sponsor Fee	(301,591)
Net Realized Gain (Loss) on Investments in Bitcoin Sold for Redemptions	(51,619,053)
Ending Balance as of 06/30/2026	$315,869,355

The following is a summary of the transactions in, and earnings from, investments in bitcoin for the three and six months ended
June 30, 2025.

Fair Value
Opening Balance as of 03/31/2025	$436,270,179
Purchases at Cost	60,647,435
Proceeds from Bitcoin sold to pay Sponsor Fee	(311,444)
Proceeds from Bitcoin sold for Redemptions	(67,360,804)
Change in Unrealized Appreciation (Depreciation)	114,413,890
Net Realized Gain (Loss) on Investments in Bitcoin Sold to pay Sponsor Fee	47,596
Net Realized Gain (Loss) on Investments in Bitcoin Sold for Redemptions	12,299,259
Ending Balance as of 06/30/2025	$556,006,111

Fair Value
Opening Balance as of 12/31/2024	$727,789,330
Purchases at Cost	89,021,228
Proceeds from Bitcoin sold to pay Sponsor Fee	(793,259)
Proceeds from Bitcoin sold for Redemptions	(313,763,953)
Change in Unrealized Appreciation (Depreciation)	(19,530,740)
Net Realized Gain (Loss) on Investments in Bitcoin Sold to pay Sponsor Fee	136,544
Net Realized Gain (Loss) on Investments in Bitcoin Sold for Redemptions	73,146,961
Ending Balance as of 06/30/2025	$556,006,111

Note 8 – Share Purchases and Redemptions

The Trust processes all creations and redemptions of Shares in transactions with Authorized Participants. When the Trust issues or redeems its Shares, it does so only in Creation Baskets based on the quantity of bitcoin attributable to each Share of the
Trust (net of accrued but unpaid Sponsor fees and any accrued but unpaid expenses or liabilities). Creation and redemption transactions are conducted in exchange for bitcoin in-kind or cash. Authorized Participants are the only persons that may place orders to create and redeem Creation Baskets. Authorized Participants must be (1) registered broker-dealers or other securities market participants, such as banks or other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) participants in DTC such as banks, dealers and trust companies (“DTC Participants”). To become an Authorized Participant, a person must enter into an Authorized Participant Agreement.

When purchasing Creation Baskets in-kind with bitcoin, Authorized Participants and/or their designees deliver bitcoin to the
Bitcoin Custodian. After confirming receipt of the bitcoin by the Bitcoin Custodian, the Transfer Agent is authorized by the Sponsor to issue Creation Baskets of Shares to the creating Authorized Participant in satisfaction of the creation order.

When purchasing Creation Baskets for cash, Authorized Participants will deliver cash to the Cash Custodian. The Execution Agent will be responsible for acquiring the requisite amount of bitcoin on behalf of the Trust on an agency basis. After receipt of the bitcoin by the Bitcoin Custodian, the Transfer Agent will issue Creation Baskets of Shares to the creating Authorized Participant in satisfaction of the creation order.

When redeeming Creation Baskets in-kind for bitcoin, the Transfer Agent will redeem the Shares and the Bitcoin Custodian will distribute the resulting bitcoin to the redeeming Authorized Participant in satisfaction of the redemption order.

When redeeming Creation Baskets for cash, the Execution Agent will be responsible for selling the requisite amount of bitcoin on behalf of the Trust on an agency basis. After receipt of the cash payment, the Transfer Agent will redeem the Shares and the Cash Custodian will distribute the resulting cash to the redeeming Authorized Participant in satisfaction of the redemption order.

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

Note 10 – Financial Highlights

The Trust is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2026 and 2025. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Trust divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Net Asset Value
Net asset value per Share, beginning of period	$67.83	$82.30	$87.22	$93.28
Net realized and change in unrealized gain (loss) on investments in Bitcoin (a)	(8.98)	24.66	(28.32)	13.74
Net investment income (loss) (b)	(0.04)	(0.06)	(0.09)	(0.12)
Net income (loss)	(9.02)	24.60	(28.41)	13.62
Net asset value per Share, end of period (c)	$58.81	$106.90	$58.81	$106.90
Market value per Share, beginning of period (d)	$67.44	$82.25	$87.20	$93.22
Market value per Share, end of period (d)	$58.41	$107.46	$58.41	$107.46

Ratio to average Net Assets (e)
Net investment income (loss)	(0.25)%	(0.25)%	(0.25)%	(0.25)%
Expenses	0.25%	0.25%	0.25%	0.25%
Total Return, at net asset value (f)	(13.30)%	29.89%	(32.57)%	14.60%
Total Return, at market value (f)	(13.39)%	30.65%	(33.02)%	15.27%

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

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the Trust’s financial condition as of June 30, 2026, and its results of operations for the three and six months ended June 30, 2026 and 2025. It should be read in conjunction with the unaudited financial statements and related notes thereto contained in this Report.

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

Valuation of Bitcoin

In seeking to achieve its investment objective, the Trust holds bitcoin. The Trust values its Shares each Business Day as of 4:00 p.m. ET. The Trust applies FASB ASC Topic 820, Fair Value Measurement, in the valuation of bitcoin held by the Trust and for financial statement purposes. The value of bitcoin held by the Trust is determined based on the FMV price for bitcoin, reflecting the execution price of bitcoin on its principal market as determined each day by the Benchmark Provider. The FMV price for bitcoin reflects the price that would be received for bitcoin in a current sale, which assumes an orderly transaction between market participants on the measurement date of bitcoin on its “principal market,” generally, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. The Trust determines its principal market (or in the absence of a principal market the most advantageous market) on a periodic basis to determine which market is its principal market for the purpose of calculating fair value for the creation of quarterly and annual financial statements. Issuer-specific events, market trends, bid/asked quotes of brokers and information providers and other data may be reviewed in the course of making a good faith determination of an investment’s fair value. The Benchmark is designed to provide an estimated fair market value price for bitcoin, based on the execution price of bitcoin on its principal market. In this regard, the Benchmark Provider seeks to identify a “principal market” for bitcoin each day by evaluating eligible bitcoin trading platforms across a variety of different criteria, including the trading platforms’ oversight and governance frameworks, microstructure efficiency, trading volume, data transparency and data integrity.

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

Operating Activities

Net cash flow provided by (used in) operating activities was $45.4 million and $224.7 million during the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026, $66.3 million was paid to purchase bitcoin and $111.7 million was received from sales of bitcoin for redemptions. During the six months ended June 30, 2025, $89.0 million was paid to purchase bitcoin and $313.8 million was received from sales of bitcoin for redemptions.

Financing Activities

The Trust’s net cash flow provided by (used in) financing activities was $(45.4) million and $(224.7) million during the six months ended June 30, 2026 and 2025, respectively. This included $66.3 million and $89.0 million from Shares purchased by Authorized Participants and $111.7 million and $313.8 million from Shares redeemed by Authorized Participants during the six months ended June 30, 2026 and 2025, respectively.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

COMPARISON OF MARKET, NAV AND LUKKA PRIME BITCOIN REFERENCE RATE (USD)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

BTCO - For the Three Months Ended June 30, 2026
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
Percentage Change
3/31/2026
6/30/2026
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
Market
Lukka Prime Reference Rate (USD)

NEITHER THE PAST PERFORMANCE OF THE TRUST NOR THE PRIOR BENCHMARK LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE TRUST’S FUTURE PERFORMANCE.

BTCO - For the Six Months Ended June 30, 2026
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
-40.00%
Percentage Change
12/31/2025
6/30/2026
Date
NAV
Market
Lukka Prime Reference Rate (USD)

NEITHER THE PAST PERFORMANCE OF THE TRUST NOR THE PRIOR BENCHMARK LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE TRUST’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE TRUST NOR THE PRIOR BENCHMARK LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE TRUST’S FUTURE PERFORMANCE.

FOR THE THREE MONTHS ENDED JUNE 30, 2026 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2025

Trust Share Price Performance

For the three months ended June 30, 2026, the Exchange market value of each Share decreased from $67.44 per Share to $58.41 per Share. The Share price low and high for the three months ended June 30, 2026 and related change from the Share price on March 31, 2026 was as follows: Shares traded at a low of $58.41 per Share (-13.39%) on June 30, 2026 and a high of $81.58 per Share (+20.97%) on May 11, 2026. The total return for the Trust on a market value basis was -13.39%.

Bitcoin delivered negative performance during the second quarter of 2026 as a combination of ETF outflows, a more hawkish U.S. interest rate outlook, and shifting investor preferences weighed on digital assets. After showing resilience earlier in the quarter, Bitcoin came under pressure in June as geopolitical uncertainty surrounding U.S.-Iran tensions, tighter financial conditions, and continued strength in the U.S. dollar reduced demand for risk assets. Despite the price decline, institutional adoption continued to advance, with growing interest in tokenization, corporate bitcoin treasury strategies, and digital asset investment products providing support to the longer-term investment case. However, these developments were insufficient to offset near-term market headwinds, resulting in weaker bitcoin prices during the quarter.

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

Bitcoin bounced back in the second quarter of 2025, rallying over 30%. The rebound was driven by strong investment demand with U.S. spot bitcoin exchange-traded products (“ETPs”) seeing strong inflows, a sign of recovering investor confidence.
However, the inflows may have also been due to investors finding substitutes for gold as bitcoin is often described as “digital gold.”
Regulatory progress also supported the rally, with the Digital Asset Market Clarity Act of 2025 (CLARITY Act), Guiding and
Establishing National Innovation for U.S. Stablecoins Act (GENIUS Act) and Anti-CBDC Surveillance State Act all making congressional progress, while Europe continued implementation of the Markets in Crypto Asset Regulation (MiCA) framework. These regulatory developments offered increased legitimacy for cryptocurrencies like bitcoin and supported bitcoin’s investment case.

Trust Share Net Asset Performance

For the three months ended June 30, 2026, the NAV of each Share decreased from $67.51 per Share to $58.42 per Share. The falling price for bitcoin during the three months ended June 30, 2026 contributed to an overall 13.40% decrease in the level of the Benchmark. The total return for the Trust on a NAV basis was -13.46%.

Net income (loss) for the three months ended June 30, 2026 was $(56.1) million, primarily resulting from net realized gain (loss) of $(44.1) million, net change in unrealized gain (loss) of $(11.7) million and net operating expenses of $0.3 million.

For the three months ended June 30, 2025, the NAV of each Share increased from $82.30 per Share to $107.50 per Share.
The rising price for bitcoin during the three months ended June 30, 2025 contributed to an overall 30.70% increase in the level of the
Benchmark. The total return for the Trust on a NAV basis was +30.62%.

Net income (loss) for the three months ended June 30, 2025 was $126.4 million, primarily resulting from net realized gain (loss)
of $12.3 million, net change in unrealized gain (loss) of $114.4 million and net operating expenses of $0.3 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2026 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2025

Trust Share Price Performance

For the six months ended June 30, 2026, the Exchange market value of each Share decreased from $87.20 per Share to $58.41 per Share. The Share price low and high for the six months ended June 30, 2026 and related change from the Share price on
December 31, 2025 was as follows: Shares traded at a low of $58.41 per Share (-33.02%) on June 30, 2026 and a high of $97.37 per Share (+11.66%) on January 14, 2026. The total return for the Trust on a market value basis was -33.02%.

Bitcoin generated negative performance during the first half of 2026 as digital asset markets navigated a prolonged period of volatility and declining investor risk appetite. During the first quarter, uncertainty surrounding monetary policy, regulation, and the macroeconomic outlook weighed on sentiment and contributed to the plunge in bitcoin prices, especially in January. Market conditions remained challenging in the second quarter as investors continued to favor more defensive assets amid heightened geopolitical and economic uncertainty. While bitcoin benefited from ongoing progress in institutional adoption, including continued development of digital asset investment products and broader integration of blockchain-based financial infrastructure, these structural advances were overshadowed by weaker market demand and persistent pressure across the broader cryptocurrency ecosystem. As a result, bitcoin prices declined over the period, leading to negative year-to-date performance for the Trust.

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

Bitcoin had a volatile first half of 2025, posting losses in the first quarter as economic concerns eroded investor confidence, triggering a downturn in U.S. stock markets. This led to sharp outflows from spot bitcoin ETPs, the largest since the launch in January 2024. The Bybit hack also added pressure on digital assets, though bitcoin held up better than Ethereum. Despite this, regulatory progress including a pro-crypto executive order and crypto-friendly appointments at key regulatory agencies provided support. In the second quarter, bitcoin rebounded nearly 30%, driven by a strong rebound in ETP inflows as global investor risk appetite improved with most U.S. tariffs stalled and emerging trade deal headlines provided optimism. Congressional progress for three key digital assets bills (CLARITY Act, GENIUS Act, Anti-CBDC Surveillance State Act) also provided a boost for the asset class overall.

Trust Share Net Asset Performance

For the six months ended June 30, 2026, the NAV of each Share decreased from $87.22 per Share to $58.42 per Share. The falling price for bitcoin during the six months ended June 30, 2026 contributed to an overall 32.93% decrease in the level of the Benchmark. The total return for the Trust on a NAV basis was -33.02%.

Net income (loss) for the six months ended June 30, 2026 was $(183.1) million, primarily resulting from net realized gain (loss) of $(51.9) million, net change in unrealized gain (loss) of $(130.6) million and net operating expenses of $0.6 million.

For the six months ended June 30, 2025, the NAV of each Share increased from $93.28 per Share to $107.50 per Share. The rising price for bitcoin during the six months ended June 30, 2025 contributed to an overall 15.38% increase in the level of the Benchmark. The total return for the Trust on a NAV basis was +15.24%.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Sponsor, including Brian Hartigan, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Trust carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Sponsor, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Sponsor, concluded that the Trust's disclosure controls and procedures were effective to provide reasonable assurance that information the Trust is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the Trust’s quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) Although the Trust does not redeem Shares directly from its Shareholders, the Trust, from time to time, redeems Creation
Baskets from Authorized Participants. During the three months ended June 30, 2026, the Trust’s redemptions of Creation Baskets from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2026 to April 30, 2026	—	$—
May 1, 2026 to May 31, 2026	310,000	$78.75
June 1, 2026 to June 30, 2026	1,200,000	$60.06
Total	1,510,000	$63.90

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco Galaxy Bitcoin ETF — June 30, 2026 and December 31, 2025 (Unaudited), (ii) the Schedule of Investments of Invesco Galaxy Bitcoin ETF — June 30, 2026 (Unaudited), (iii) the Schedule of Investments of Invesco Galaxy Bitcoin ETF December 31, 2025 (Unaudited), (iv) the Statements of Income and Expenses of Invesco Galaxy Bitcoin ETF — For the Three and Six Months Ended June 30, 2026 and 2025 (Unaudited), (v) the Statements of Changes in Shareholders’ Equity of Invesco Galaxy Bitcoin ETF — For the Three Months Ended June 30, 2026 and 2025 (Unaudited), (vi) the Statements of Changes in Shareholders’ Equity of Invesco Galaxy Bitcoin ETF — For the Six Months Ended June 30, 2026 and 2025 (Unaudited), (vii) the Statements of Cash Flows of Invesco Galaxy Bitcoin ETF — For the Six Months Ended June 30, 2026 and 2025 (Unaudited) and (viii) Notes to Unaudited Financial Statements of Invesco Galaxy Bitcoin ETF — June 30, 2026.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Galaxy Bitcoin ETF

	By:	Invesco Capital Management LLC
its Sponsor

Dated: August 6, 2026		By:	/S/BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: August 6, 2026		By:	/S/KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools