Form 10-Q
period 2026-09-30
Invesco Galaxy Bitcoin ETF
filed 2026-11-06
CIK 1855781

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Indicate the number of outstanding Shares as of September 30, 2026: 5,130,000

INVESCO GALAXY BITCOIN ETF

QUARTER ENDED SEPTEMBER 30, 2026

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco Galaxy Bitcoin ETF

Statements of Financial Condition

September 30, 2026 and December 31, 2025

(Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Investments in Bitcoin, at value (cost $219,595,376 and $330,940,642, respectively)	$426,334,668	$544,369,140
Total Assets	$426,334,668	$544,369,140
Liabilities
Payable for:
Accrued Sponsor fee	$84,562	$119,145
Total Liabilities	$84,562	$119,145
Commitments and Contingencies (Note 9)
Net Assets	$426,250,106	$544,249,995
Net assets consist of:
Paid-in-capital	$148,635,313	$210,297,191
Distributable earnings (loss)	277,614,793	333,952,804
	$426,250,106	$544,249,995
Shares outstanding	5,130,000	6,240,000
Net asset value per share	$83.09	$87.22
Market value per share	$83.15	$87.20

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Bitcoin ETF

Schedule of Investments

September 30, 2026

(Unaudited)

Description	Quantity	Cost	Fair Value	% of Net Assets
Cryptocurrency
Bitcoin	5,102	$219,595,376	$426,334,668	100.02%
Total Investments	5,102	$219,595,376	$426,334,668	100.02%
Other Assets Less Liabilities			$(84,562)	(0.02)%
Net assets			$426,250,106	100.00%

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

Invesco Galaxy Bitcoin ETF

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income
Total Income	$—	$—	$—	$—
Expenses
Sponsor Fee	234,608	396,553	834,453	1,122,955
Total Expenses	234,608	396,553	834,453	1,122,955
Net Investment Income (Loss)	(234,608)	(396,553)	(834,453)	(1,122,955)
Net Realized and Net Change in Unrealized Gain (Loss)
Net Realized Gain (Loss) on
Investments in Bitcoin Sold to Pay Sponsor Fee	(34,940)	(25,504)	(336,531)	111,040
Investments in Bitcoin Sold for Redemptions	(2,147,196)	(259,605)	(53,766,249)	72,887,356
In-Kind Redemptions of Bitcoin	5,288,428	—	5,288,428	—
Net Realized Gain (Loss)	3,106,292	(285,109)	(48,814,352)	72,998,396
Net Change in Unrealized Gain (Loss) on Investments in Bitcoin	123,867,555	36,148,408	(6,689,206)	16,617,668
Net Realized and Net Change in Unrealized Gain (Loss) on Investments in Bitcoin	126,973,847	35,863,299	(55,503,558)	89,616,064
Net Income (Loss)	$126,739,239	$35,466,746	$(56,338,011)	$88,493,109

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Bitcoin ETF

Statements of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2026 and 2025

(Unaudited)

	Shares	Total Shareholders’ Equity
Balance at June 30, 2026	5,370,000	$315,788,534
Purchases of Shares	245,000	15,650,437
Redemption of Shares	(485,000)	(31,928,104)
Net Increase (Decrease) due to Share Transactions	(240,000)	(16,277,667)
Net Income (Loss)
Net Investment Income (Loss)		(234,608)
Net Realized Gain (Loss) on Investments in Bitcoin Sold for Sponsor Fee and Redemptions		3,106,292
Net Change in Unrealized Gain (Loss) on Investments in Bitcoin		123,867,555
Net Income (Loss)		126,739,239
Net Change in Shareholders’ Equity	(240,000)	110,461,572
Balance at September 30, 2026	5,130,000	$426,250,106

	Shares	Total Shareholders’ Equity
Balance at June 30, 2025	5,200,000	$555,895,477
Purchases of Shares	970,000	110,368,238
Redemption of Shares	(45,000)	(5,082,788)
Net Increase (Decrease) due to Share Transactions	925,000	105,285,450
Net Income (Loss)
Net Investment Income (Loss)		(396,553)
Net Realized Gain (Loss) on Investments in Bitcoin Sold for Sponsor Fee and Redemptions		(285,109)
Net Change in Unrealized Gain (Loss) on Investments in Bitcoin		36,148,408
Net Income (Loss)		35,466,746
Net Change in Shareholders’ Equity	925,000	140,752,196
Balance at September 30, 2025	6,125,000	$696,647,673

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Bitcoin ETF

Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	Shares	Total Shareholders’ Equity
Balance at December 31, 2025	6,240,000	$544,249,995
Purchases of Shares	1,090,000	81,965,239
Redemption of Shares	(2,200,000)	(143,627,117)
Net Increase (Decrease) due to Share Transactions	(1,110,000)	(61,661,878)
Net Income (Loss)
Net Investment Income (Loss)		(834,453)
Net Realized Gain (Loss) on Investments in Bitcoin Sold for Sponsor Fee and Redemptions		(48,814,352)
Net Change in Unrealized Gain (Loss) on Investments in Bitcoin		(6,689,206)
Net Income (Loss)		(56,338,011)
Net Change in Shareholders’ Equity	(1,110,000)	(117,999,889)
Balance at September 30, 2026	5,130,000	$426,250,106

	Shares	Total Shareholders’ Equity
Balance at December 31, 2024	7,800,000	$727,611,833
Purchases of Shares	1,880,000	199,401,310
Redemption of Shares	(3,555,000)	(318,858,579)
Net Increase (Decrease) due to Share Transactions	(1,675,000)	(119,457,269)
Net Income (Loss)
Net Investment Income (Loss)		(1,122,955)
Net Realized Gain (Loss) on Investments in Bitcoin Sold for Sponsor Fee and Redemptions		72,998,396
Net Change in Unrealized Gain (Loss) on Investments in Bitcoin		16,617,668
Net Income (Loss)		88,493,109
Net Change in Shareholders’ Equity	(1,675,000)	(30,964,160)
Balance at September 30, 2025	6,125,000	$696,647,673

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Bitcoin ETF

Statements of Cash Flows

For the Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net Income (Loss)	$(56,338,011)	$88,493,109
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of Bitcoin purchased	(75,298,432)	(199,389,498)
Proceeds from Bitcoin sold to pay Sponsor Fee	869,036	1,169,010
Proceeds from Bitcoin sold for redemptions	131,069,734	318,846,774
Net Realized (Gain) Loss on Investments in Bitcoin Sold to pay Sponsor Fee	336,531	(111,040)
Net Realized (Gain) Loss on Investments in Bitcoin Sold for Redemptions	53,766,249	(72,887,356)
Net Realized (Gain) Loss on In-kind Redemptions of Bitcoin	(5,288,428)	—
Net Change in Unrealized (Gain) Loss on Investments in Bitcoin	6,689,206	(16,617,668)
Change in operating assets and liabilities:
Accrued Sponsor fee	(34,583)	(46,062)
Net cash provided by (used in) operating activities	55,771,302	119,457,269
Cash flows from financing activities:
Proceeds from purchases of Shares	75,299,859	199,401,310
Redemption of Shares	(131,071,161)	(318,858,579)
Net cash provided by (used in) financing activities	(55,771,302)	(119,457,269)
Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—

Supplemental disclosure of non-cash financing activities
In-kind Creations of Bitcoin	$6,665,380	$—
In-kind Redemptions of Bitcoin	(12,555,956)	—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Bitcoin ETF

Notes to Unaudited Financial Statements

September 30, 2026

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2026 and 2025. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 2, 2026.

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

D.
Cash and Cash Equivalents

The Trust defines cash as cash held by the Cash Custodian (as defined below). There were no cash equivalents held by the Trust as of September 30, 2026 and December 31, 2025.

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

H.
Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor Fee (defined herein). These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in Section G of this Note 2), litigation and indemnification expenses, judgments, transactional expenses, taxes and other expenses not expected to be incurred in the ordinary course of the Trust’s business. The only expenses of the Trust during the three and nine months ended September 30, 2026 and 2025 were the Sponsor Fee.

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

As of September 30, 2026 and December 31, 2025, the investments in the Trust were valued based on Level 1 inputs. The levels assigned to the investment valuations may not be an indication of the risk or liquidity associated with investing in those investments. Because of the inherent uncertainties of valuation, the values reflected in the financial statements may materially differ from the value received upon actual sale of those investments.

Note 7 – Investments in Bitcoin

The Trust expects to purchase or sell bitcoin in connection with cash creation or redemption transactions, and may sell bitcoin to pay certain expenses, including the Sponsor Fee.

The following is a summary of the transactions in, and earnings from, investments in bitcoin for the three and nine months ended September 30, 2026.

Fair Value
Opening Balance as of 06/30/2026	$315,869,355
Purchases at Cost	8,985,055
In-kind Creations of Bitcoin	6,665,380
Proceeds from Bitcoin sold to pay Sponsor Fee	(230,867)
Proceeds from Bitcoin sold for Redemptions	(19,372,146)
In-kind Redemptions of Bitcoin	(12,555,956)
Change in Unrealized Appreciation (Depreciation)	123,867,555
Net Realized Gain (Loss) on Investments in Bitcoin Sold to pay Sponsor Fee	(34,940)
Net Realized Gain (Loss) on Investments in Bitcoin Sold for Redemptions	(2,147,196)
Net Realized Gain (Loss) on In-kind Redemptions of Bitcoin	5,288,428
Ending Balance as of 09/30/2026	$426,334,668

Fair Value
Opening Balance as of 12/31/2025	$544,369,140
Purchases at Cost	75,298,432
In-kind Creations of Bitcoin	6,665,380
Proceeds from Bitcoin sold to pay Sponsor Fee	(869,036)
Proceeds from Bitcoin sold for Redemptions	(131,069,734)
In-kind Redemptions of Bitcoin	(12,555,956)
Change in Unrealized Appreciation (Depreciation)	(6,689,206)
Net Realized Gain (Loss) on Investments in Bitcoin Sold to pay Sponsor Fee	(336,531)
Net Realized Gain (Loss) on Investments in Bitcoin Sold for Redemptions	(53,766,249)
Net Realized Gain (Loss) on In-kind Redemptions of Bitcoin	5,288,428
Ending Balance as of 09/30/2026	$426,334,668

The following is a summary of the transactions in, and earnings from, investments in bitcoin for the three and nine months ended September 30, 2025.

Fair Value
Opening Balance as of 06/30/2025	$556,006,111
Purchases at Cost	110,368,270
Proceeds from Bitcoin sold to pay Sponsor Fee	(375,751)
Proceeds from Bitcoin sold for Redemptions	(5,082,821)
Change in Unrealized Appreciation (Depreciation)	36,148,408
Net Realized Gain (Loss) on Investments in Bitcoin Sold to pay Sponsor Fee	(25,504)
Net Realized Gain (Loss) on Investments in Bitcoin Sold for Redemptions	(259,605)
Ending Balance as of 09/30/2025	$696,779,108

Fair Value
Opening Balance as of 12/31/2024	$727,789,330
Purchases at Cost	199,389,498
Proceeds from Bitcoin sold to pay Sponsor Fee	(1,169,010)
Proceeds from Bitcoin sold for Redemptions	(318,846,774)
Change in Unrealized Appreciation (Depreciation)	16,617,668
Net Realized Gain (Loss) on Investments in Bitcoin Sold to pay Sponsor Fee	111,040
Net Realized Gain (Loss) on Investments in Bitcoin Sold for Redemptions	72,887,356
Ending Balance as of 09/30/2025	$696,779,108

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

When purchasing Creation Baskets in-kind with bitcoin, Authorized Participants and/or their designees will deliver bitcoin to the Bitcoin Custodian. After confirming receipt of the bitcoin by the Bitcoin Custodian, the Transfer Agent is authorized by the Sponsor to issue Creation Baskets of Shares to the creating Authorized Participant in satisfaction of the creation order.

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

Note 10 – Financial Highlights

The Trust is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2026 and 2025. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Trust divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Asset Value
Net asset value per Share, beginning of period	$58.81	$106.90	$87.22	$93.28
Net realized and change in unrealized gain (loss) on investments in Bitcoin (a)	24.32	6.91	(3.99)	20.65
Net investment income (loss) (b)	(0.04)	(0.07)	(0.14)	(0.19)
Net income (loss)	24.28	6.84	(4.13)	20.46
Net asset value per Share, end of period (c)	$83.09	$113.74	$83.09	$113.74
Market value per Share, beginning of period (d)	$58.41	$107.46	$87.20	$93.22
Market value per Share, end of period (d)	$83.15	$113.98	$83.15	$113.98

Ratio to average Net Assets (e)
Net investment income (loss)	(0.25)%	(0.25)%	(0.25)%	(0.25)%
Expenses	0.25%	0.25%	0.25%	0.25%
Total Return, at net asset value (f)	41.29%	6.40%	(4.74)%	21.93%
Total Return, at market value (f)	42.35%	6.07%	(4.64)%	22.27%

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

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the Trust’s financial condition as of September 30, 2026, and its results of operations for the three and nine months ended September 30, 2026 and 2025. It should be read in conjunction with the unaudited financial statements and related notes thereto contained in this Report.

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

As of the date of this Report, each of ABN AMRO Clearing USA LLC, BNY Mellon Capital Markets, LLC, Citadel Securities LLC, Goldman Sachs & Co., Jane Street Capital LLC, Jefferies LLC, JP Morgan Securities Inc., Macquarie Capital (USA) Inc., Marex Capital Markets Inc., Morgan Stanley & Co. LLC and Virtu Americas LLC has executed a Participant Agreement and are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used in) operating activities was $55.8 million and $119.5 million during the nine months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026, $75.3 million was paid to purchase bitcoin and $131.1 million was received from sales of bitcoin for redemptions. During the nine months ended September 30, 2025, $199.4 million was paid to purchase bitcoin and $318.8 million was received from sales of bitcoin for redemptions.

Financing Activities

The Trust’s net cash flow provided by (used in) financing activities was $(55.8) million and $(119.5) million during the nine months ended September 30, 2026 and 2025, respectively. This included $75.3 million and $199.4 million from Shares purchased by Authorized Participants and $131.1 million and $318.9 million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2026 and 2025, respectively.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

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

COMPARISON OF MARKET, NAV AND LUKKA PRIME BITCOIN REFERENCE RATE (USD)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

BTCO - For the Three Months Ended September 30, 2026
Percentage Change
50.00%
45.00%
40.00%
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
6/30/2026
9/30/2026
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

BTCO - For the Nine Months Ended September 30, 2026
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
-40.00%
Percentage Change
12/31/2025
9/30/2026
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
Market
Lukka Prime Reference Rate (USD)

NEITHER THE PAST PERFORMANCE OF THE TRUST NOR THE PRIOR BENCHMARK LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE TRUST’S FUTURE PERFORMANCE.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2025

Trust Share Price Performance

For the three months ended September 30, 2026, the Exchange market value of each Share increased from $58.41 per Share to $83.15 per Share. The Share price low and high for the three months ended September 30, 2026 and related change from the Share price on June 30, 2026 was as follows: Shares traded at a low of $59.69 per Share (+2.19%) on July 1, 2026 and a high of $86.02 per Share (+47.27%) on September 21, 2026. The total return for the Trust on a market value basis was +42.35%.

Bitcoin rebounded sharply during the third quarter of 2026, breaking out of its range-bound trading pattern and moving into the $80,000s. The recovery was supported by renewed investment demand through U.S. spot bitcoin exchange-traded products (“ETPs”) as improving liquidity conditions, a softer U.S. dollar, and expanded Treasury bond buybacks revived investor appetite for scarce assets like bitcoin. Spot bitcoin ETP inflows accelerated in August and remained positive in September, with spot bitcoin ETPs taking in nearly $5.9 billion for the quarter, signaling recovering institutional demand. The third quarter exploit of Coinkite’s Coldcard hardware wallets also highlighted the appeal of regulated ETP access, institutional-grade custody controls, and insurance arrangements. Although the CLARITY Act failed to advance in the Senate, the regulatory backdrop remained constructive as the SEC introduced Regulation Crypto Assets, a tailored offering regime intended to provide clearer pathways for certain crypto-asset issuances and capital formation in the U.S. and a temporary Innovation Exemption that created a conditional pathway for limited on-chain trading of tokenized U.S.-listed stocks. This step, together with continued growth in tokenized financial assets, reinforced confidence in the broader digital asset ecosystem and helped bitcoin largely offset losses from earlier in the year.

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

Bitcoin posted positive returns in the third quarter of 2025 as supportive regulatory developments such as the Digital Assets CLARITY Act, and the Anti-CBDC Surveillance State Act progressed, and the Guiding and Establishing National Innovation for U.S. Stablecoins (GENIUS) Act was passed, which supported digital assets overall. Bitcoin also benefited after President Trump signed an executive order in August that would permit retirement accounts to hold cryptocurrencies. Persistent inflows into spot bitcoin ETPs also continued to be a tailwind, even as other assets reacted to policy and geopolitical noise. Finally, the broader macro backdrop lent support, with the restart of the Federal Reserve’s (the “Fed”) easing cycle supporting risk appetite. While there was an increase in redemptions in August and September as several large bitcoin investors took profit near the record highs and shifted to alternatives like Ethereum, bitcoin recovered with seasonally higher demand ahead of October, historically bitcoin’s best performing month.

Trust Share Net Asset Performance

For the three months ended September 30, 2026, the NAV of each Share increased from $58.42 per Share to $83.09 per Share. The rising price for bitcoin during the three months ended September 30, 2026 contributed to an overall 42.31% increase in the level of the Benchmark. The total return for the Trust on a NAV basis was +42.23%.

Net income (loss) for the three months ended September 30, 2026 was $126.7 million, primarily resulting from net realized gain (loss) of $3.1 million, net change in unrealized gain (loss) of $123.9 million and net operating expenses of $0.2 million.

For the three months ended September 30, 2025, the NAV of each Share increased from $107.50 per Share to $114.05 per Share. The rising price for bitcoin during the three months ended September 30, 2025 contributed to an overall 6.17% increase in the level of the Benchmark. The total return for the Trust on a NAV basis was +6.09%.

Net income (loss) for the three months ended September 30, 2025 was $35.5 million, primarily resulting from net realized gain (loss) of $(0.3) million, net change in unrealized gain (loss) of $36.1 million and net operating expenses of $0.4 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2025

Trust Share Price Performance

For the nine months ended September 30, 2026, the Exchange market value of each Share decreased from $87.20 per Share to $83.15 per Share. The Share price low and high for the nine months ended September 30, 2026 and related change from the Share price on December 31, 2025 was as follows: Shares traded at a low of $58.41 per Share (-33.02%) on June 30, 2026 and a high of $97.37 per Share (+11.66%) on January 14, 2026. The total return for the Trust on a market value basis was -4.64%.

Bitcoin generated negative performance year to date through the third quarter of 2026 as first-half weakness slightly outweighed the strong third-quarter rebound. Earlier in the year, tighter financial conditions, geopolitical uncertainty, and reduced investor risk appetite drove ETP outflows and kept bitcoin largely range bound. Sentiment improved during the third quarter as Treasury bond buybacks supported liquidity, the U.S. dollar softened, and capital returned to spot bitcoin ETPs. While the CLARITY Act failed to advance in the Senate, the SEC’s Innovation Exemption created a conditional pathway for limited on-chain trading of tokenized U.S.-listed stocks, signaling continued regulatory progress under existing authority. Alongside growing adoption of tokenized financial assets, these developments helped strengthen confidence in the asset class and supported bitcoin’s breakout into the $80,000s, although the rally was not sufficient to bring bitcoin into positive territory.

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

Bitcoin posted strong gains in the first three quarters of 2025. After experiencing losses in the first quarter due to economic concerns and a dip in sentiment that led to significant outflows from crypto ETPs, as well as the ByBit hack that temporarily fueled security concerns in crypto, bitcoin rebounded in the second and third quarters. Recovering sentiment, strong institutional demand and ETP inflows, as well as supportive regulatory developments such as the adoption of the GENIUS Act, additional progress in the Senate for the draft CLARITY Act, and the Anti-CBDC Surveillance Act, and the signing of the executive order permitting crypto in retirement accounts were tailwinds for digital assets overall. The commencement of Fed rate easing and the lead up to the U.S. government shutdown also contributed to a supportive backdrop for bitcoin demand.

Trust Share Net Asset Performance

For the nine months ended September 30, 2026, the NAV of each Share decreased from $87.22 per Share to $83.09 per Share. The falling price for bitcoin during the nine months ended September 30, 2026 contributed to an overall 4.55% decrease in the level of the Benchmark. The total return for the Trust on a NAV basis was -4.74%.

Net income (loss) for the nine months ended September 30, 2026 was $(56.3) million, primarily resulting from net realized gain (loss) of $(48.8) million, net change in unrealized gain (loss) of $(6.7) million and net operating expenses of $0.8 million.

For the nine months ended September 30, 2025, the NAV of each Share increased from $93.28 per Share to $114.05 per Share. The rising price for bitcoin during the nine months ended September 30, 2025 contributed to an overall 22.50% increase in the level of the Benchmark. The total return for the Trust on a NAV basis was +22.27%.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Sponsor, including Brian Hartigan, its Principal Executive Officer, and Lori Anello, its Principal Financial and Accounting Officer, Investment Pools, the Trust carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Sponsor, and Lori Anello, the Principal Financial and Accounting Officer, Investment Pools, of the Sponsor, concluded that the Trust's disclosure controls and procedures were effective to provide reasonable assurance that information the Trust is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the Trust’s quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Trust does not redeem Shares directly from its Shareholders, the Trust, from time to time, redeems Creation
Baskets from Authorized Participants. During the three months ended September 30, 2026, the Trust’s redemptions of Creation Baskets from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2026 to July 31, 2026	—	$—
August 1, 2026 to August 31, 2026	425,000	$64.11
September 1, 2026 to September 30, 2026	60,000	$78.01
Total	485,000	$65.83

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the period covered by this Quarterly Report, none of the members of the Sponsor responsible for overseeing the business and operations of the Trust adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco Galaxy Bitcoin ETF — September 30, 2026 and December 31, 2025 (Unaudited), (ii) the Schedule of Investments of Invesco Galaxy Bitcoin ETF — September 30, 2026 (Unaudited), (iii) the Schedule of Investments of Invesco Galaxy Bitcoin ETF December 31, 2025 (Unaudited), (iv) the Statements of Income and Expenses of Invesco Galaxy Bitcoin ETF — For the Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited), (v) the Statements of Changes in Shareholders’ Equity of Invesco Galaxy Bitcoin ETF — For the Three Months Ended September 30, 2026 and 2025 (Unaudited), (vi) the Statements of Changes in Shareholders’ Equity of Invesco Galaxy Bitcoin ETF — For the Nine Months Ended September 30, 2026 and 2025 (Unaudited), (vii) the Statements of Cash Flows of Invesco Galaxy Bitcoin ETF — For the Nine Months Ended September 30, 2026 and 2025 (Unaudited) and (viii) Notes to Unaudited Financial Statements of Invesco Galaxy Bitcoin ETF — September 30, 2026.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Galaxy Bitcoin ETF

	By:	Invesco Capital Management LLC
its Sponsor

Dated: November 5, 2026		By:	/S/ BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: November 5, 2026		By:	/S/ LORI ANELLO
		Name:	Lori Anello
		Title:	Principal Financial and Accounting Officer, Investment Pools